Form 10-Q
period 2012-03-31
BALLY TECHNOLOGIES, INC.
filed 2012-05-07
CIK 2491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares of Common Stock, $0.10 par value, outstanding as of May 2, 2012, was 43,102,000 which do not include 19,739,000 shares held in treasury.

PART I

ITEM 1.                  FINANCIAL STATEMENTS

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	June 30, 2011
	(in 000s, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$35,739	$66,425
Restricted cash	12,093	8,419
Accounts and notes receivable, net of allowances for doubtful accounts of $13,712 and $11,059	255,342	235,246
Inventories	81,720	68,634
Prepaid and refundable income tax	15,992	36,332
Deferred income tax assets, net	29,244	29,318
Deferred cost of revenue	15,511	13,795
Prepaid assets	12,873	10,524
Other current assets	5,340	4,984
Total current assets	463,854	473,677
Restricted long-term investments	12,824	12,485
Long-term accounts and notes receivables, net of allowances for doubtful accounts of $3,538 and $507	64,098	46,659
Property, plant and equipment, net of accumulated depreciation of $57,599 and $51,570	30,314	33,266
Leased gaming equipment, net of accumulated depreciation of $181,387 and $176,137	115,377	96,691
Goodwill	168,780	162,110
Intangible assets, net	34,037	34,865
Deferred income tax assets, net	13,316	12,120
Income tax receivable	12,041	10,972
Deferred cost of revenue	18,468	23,193
Other assets, net	23,315	21,356
Total assets	$956,424	$927,394
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,573	$38,411
Accrued and other liabilities	76,133	58,295
Customer deposits	8,313	4,930
Jackpot liabilities	11,465	11,894
Deferred revenue	38,732	28,900
Income tax payable	1,432	3,033
Current maturities of long-term debt	15,211	15,153
Total current liabilities	190,859	160,616
Long-term debt, net of current maturities	469,000	500,250
Deferred revenue	29,951	34,788
Other income tax liability	11,555	9,321
Other liabilities	19,504	7,827
Total liabilities	720,869	712,802
Commitments and contingencies (Note 8)
Stockholders’ equity:
Special stock, 10,000,000 shares authorized: Series E, $100 liquidation value; 115 shares issued and outstanding	12	12
Common stock, $.10 par value; 100,000,000 shares authorized; 62,699,000 and 61,541,000 shares issued and 43,251,000 and 44,397,000 outstanding	6,263	6,149
Treasury stock at cost, 19,448,000 and 17,144,000 shares	(717,033)	(634,268)
Additional paid-in capital	477,347	442,713
Accumulated other comprehensive loss	(10,937)	(3,064)
Retained earnings	478,374	401,363
Total Bally Technologies, Inc. stockholders’ equity	234,026	212,905
Noncontrolling interests	1,529	1,687
Total stockholders’ equity	235,555	214,592
Total liabilities and stockholders’ equity	$956,424	$927,394

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
	(in 000s, except per share amounts)
Revenues:
Gaming equipment and systems	$136,032	$110,909	$370,262	$308,136
Gaming operations	92,508	80,032	263,702	236,339
	228,540	190,941	633,964	544,475
Costs and expenses:
Cost of gaming equipment and systems (1)	59,046	47,275	160,220	127,262
Cost of gaming operations	25,017	20,906	73,107	65,820
Selling, general and administrative	63,764	57,562	182,290	164,361
Research and development costs	24,838	22,088	70,601	64,832
Depreciation and amortization	5,648	5,208	17,089	14,579
	178,313	153,039	503,307	436,854
Operating income	50,227	37,902	130,657	107,621
Other income (expense):
Interest income	1,225	1,276	3,695	3,616
Interest expense	(4,150)	(2,855)	(13,232)	(8,885)
Other, net	325	1,106	(2,259)	2,630
Income from continuing operations before income taxes	47,627	37,429	118,861	104,982
Income tax expense	(17,713)	(13,651)	(44,254)	(32,283)
Income from continuing operations	29,914	23,778	74,607	72,699
Loss on sale of discontinued operations, net of tax	—	—	—	(403)
Net income	29,914	23,778	74,607	72,296
Less net income (loss) attributable to noncontrolling interests	(53)	12	(20)	(511)
Net income attributable to Bally Technologies, Inc.	$29,967	$23,766	$74,627	$72,807
Basic earnings per share attributable to Bally Technologies, Inc.:
Income from continuing operations	$0.70	$0.45	$1.73	$1.38
Loss on sale of discontinued operations	—	—	—	(0.01)
Basic earnings per share	$0.70	$0.45	$1.73	$1.37

Diluted earnings per share attributable to Bally Technologies, Inc.:
Income from continuing operations	$0.67	$0.43	$1.65	$1.31
Loss on sale of discontinued operations	—	—	—	(0.01)
Diluted earnings per share	$0.67	$0.43	$1.65	$1.30

Weighted average shares outstanding:
Basic	43,087	52,923	43,229	53,311
Diluted	45,052	55,527	45,138	55,849
Amounts attributable to Bally Technologies, Inc.:
Income from continuing operations, net of tax	$29,967	$23,766	$74,627	$73,210
Loss on sale of discontinued operations, net of tax	—	—	—	(403)
Net income	$29,967	$23,766	$74,627	$72,807

(1)          Cost of gaming equipment and systems exclude amortization related to certain intangibles, including core technology and license rights, which are included in depreciation and amortization.

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
	(in 000s, except per share amounts)

Net income	$29,914	$23,778	$74,607	$72,296

Other comprehensive income (loss):
Foreign currency translation adjustment before income taxes	648	(52)	(2,536)	843
Income tax expense	—	—	—	—
Foreign currency translation adjustment	648	(52)	(2,536)	843

Unrealized gain (loss) on derivative financial instruments before income taxes	124	457	(8,211)	495
Income tax (expense) benefit	(43)	(160)	2,874	(173)
Unrealized gain (loss) on derivative financial instruments	81	297	(5,337)	322

Total other comprehensive income (loss), net of income taxes	729	245	(7,873)	1,165
Comprehensive income	30,643	24,023	66,734	73,461
Less: comprehensive income (loss) attributable to noncontrolling interests	(53)	12	(20)	(511)
Comprehensive income attributable to Bally Technologies, Inc.	$30,696	$24,011	$66,754	$73,972

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED MARCH 31, 2012 AND 2011

						Accumulated
						Other
			Series E		Additional	Comprehensive			Total
	Common Stock		Special	Treasury	Paid-In	Income (Loss)	Retained	Noncontrolling	Stockholders’
	Shares	Dollars	Stock	Stock	Capital	(“OCI”)	Earnings	Interests	Equity
	(in 000s)
Balances at June 30, 2010	59,495	$5,943	$12	$(157,053)	$392,853	$(3,044)	$303,100	$2,381	$544,192
Net income from continuing operations, net of tax	—	—	—	—	—	—	73,210	(511)	72,699
Loss on sale of discontinued operations, net of tax	—	—	—	—	—	—	(403)	—	(403)
Foreign currency translation adjustment	—	—	—	—	—	843	—	—	843
Unrealized gain on derivative financial instruments, net of tax	—	—	—	—	—	322	—	—	322
Total comprehensive income	—	—	—	—	—	—	—	—	$73,461
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(183)	(183)
Issuance and receipt of restricted stock, ESPP shares, stock options and related tax and tax benefit	602	50	—	(2,534)	7,238	—	—	—	4,754
Purchase of common stock for treasury	—	—	—	(75,712)	—	—	—	—	(75,712)
Share-based compensation	—	—	—	—	9,600	—	—	—	9,600
Balances at March 31, 2011	60,097	$5,993	$12	$(235,299)	$409,691	$(1,879)	$375,907	$1,687	$556,112

Balances at June 30, 2011	61,541	$6,149	$12	$(634,268)	$442,713	$(3,064)	$401,363	$1,687	$214,592
Net income from continuing operations, net of tax	—	—	—	—	—	—	74,627	(20)	74,607
Foreign currency translation adjustment	—	—	—	—	—	(2,536)	—	—	(2,536)
Unrealized loss on derivative financial instruments, net of tax	—	—	—	—	—	(5,337)	—	—	(5,337)
Total comprehensive income	—	—	—	—	—	—	—	—	$66,734
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(138)	(138)
Cumulative effect of adoption of ASU 2010-16 for change in jackpot accounting	—	—	—	—	—	—	2,384	—	2,384
Issuance and receipt of restricted stock, ESPP shares, stock options and related tax and tax benefit	1,158	114	—	(1,157)	23,648	—	—	—	22,605
Purchase of common stock for treasury	—	—	—	(81,608)	—	—	—	—	(81,608)
Share-based compensation	—	—	—	—	10,986	—	—	—	10,986
Balances at March 31, 2012	62,699	$6,263	$12	$(717,033)	$477,347	$(10,937)	$478,374	$1,529	$235,555

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31,
	2012	2011
	(in 000s)
Cash flows from operating activities:
Net income	$74,607	$72,296
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of discontinued operations, net of tax	—	403
Depreciation and amortization	61,325	55,483
Share-based compensation	10,986	9,600
Amortization of deferred debt issuance costs	1,351	2,931
Income tax expense	2,452	1,393
Provision for doubtful accounts	8,262	4,361
Inventory write-downs	4,003	2,224
Excess tax benefit of stock option exercises	(4,589)	(1,578)
Other	1,641	(3,197)
Change in operating assets and liabilities:
Accounts and notes receivable	(33,889)	(22,828)
Inventories	(83,414)	(76,038)
Prepaid and refundable income tax and income tax payable	22,584	(7,862)
Other current assets	(4,227)	(1,705)
Accounts payable	(4,657)	8,576
Accrued liabilities, customer deposits and jackpot liabilities	10,686	(7,072)
Deferred revenue and deferred cost of revenue	8,048	(698)
Net cash provided by operating activities	75,169	36,289

Cash flows from investing activities:
Acquisition	(6,000)	—
Capital expenditures	(6,890)	(9,528)
Restricted cash and investments	(4,013)	1,802
Financing arrangements with customers	—	(9,940)
Additions to other long-term assets	(5,288)	(5,748)
Net cash used in investing activities	(22,191)	(23,414)

Cash flows from financing activities:
Proceeds from revolving credit facility	10,000	21,149
Payments on revolving credit facility	(30,000)	—
Capitalized debt issuance costs	—	(158)
Payments on long-term debt	(11,280)	(31,272)
Distributions to noncontrolling interests	(138)	(183)
Purchase of treasury stock	(74,976)	(78,246)
Excess tax benefit of stock option exercises	4,589	1,578
Proceeds from exercise of stock options and employee stock purchases	18,875	5,870
Net cash used in financing activities	(82,930)	(81,262)

Effect of exchange rate changes on cash	(734)	1,573

Net cash used in operating activities of discontinued operations	—	(403)
	—	(403)
Cash and cash equivalents:
Decrease for period	(30,686)	(67,217)
Balance, beginning of period	66,425	145,089
Balance, end of period	$35,739	$77,872

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental information is related to the unaudited condensed consolidated statements of cash flows:

	Nine Months Ended March 31,
	2012	2011
	(in 000s)
Cash paid for interest	$12,945	$8,879
Cash paid for income taxes, net of refunds	19,244	35,531

Non-cash investing and financing transactions:
Transfer of inventory to leased gaming equipment (1)	$80,246	$63,065
Reclassify property, plant and equipment to inventory (1)	12,239	12,847
Accrued purchase of treasury stock	7,789	—
Liabilities assumed in acquisition	2,830	—

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

The Company transacts business in various foreign currencies and has international sales and expenses denominated in foreign currencies, subjecting the Company to foreign currency risk. The Company may enter into foreign currency forward contracts, generally with maturities of twelve months or less, to hedge recognized foreign currency assets and liabilities to reduce the risk that earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. The gains or losses resulting from changes in the fair value of these forward contracts, which are not designated as accounting hedges, are reported in other income (expense) in the unaudited condensed consolidated statements of operations, and generally offset the gains and losses associated with the underlying foreign-currency-denominated balances, which are also reported in other income (expense). As of March 31, 2012, euro forward contracts for a total value of $40.0 million, or the notional equivalent of €30 million, were outstanding.

The Company may use interest rate derivatives to manage the interest expense generated by variable rate debt and foreign currency derivatives to manage foreign exchange risk. The Company’s derivative financial instruments are measured at fair value on a recurring basis, and the balances were as follows:

	Fair Value Measurements Using Input Type
	Level 1	Level 2	Level 3
	(in 000s)
As of March 31, 2012:
Assets:
Other current assets:
Foreign currency derivative financial instrument	$—	$1,698	$—
Liabilities:
Accrued and other liabilities:
Foreign currency derivative financial instrument	$—	$120	$—
Interest rate derivative financial instruments	$—	$4,780	$—
Other liabilities:
Interest rate derivative financial instrument	$—	$7,334	$—

As of June 30, 2011:
Assets:
Other assets, net:
Foreign currency derivative financial instrument	$—	$452	$—
Interest rate derivative financial instruments	$—	$1,231	$—
Liabilities:
Accrued and other liabilities:
Foreign currency derivative financial instrument	$—	$586	$—
Interest rate derivative financial instruments	$—	$5,133	$—

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

The impact of the cash flow hedge and non-designated foreign currency derivatives on the unaudited condensed consolidated financial statements is depicted below:

Fiscal year 2012

	Amount of Loss Recognized in OCI on Derivative (Effective Portion)			Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended	Nine Months Ended	Location of Loss Reclassified from Accumulated	Three Months Ended	Nine Months Ended
Derivative in Cash Flow Hedging Relationship	March 31, 2012	March 31, 2012	OCI into Income (Effective Portion)	March 31, 2012	March 31, 2012
(in 000s)

Interest rate swap agreement	$(1,064)	$(12,025)	Interest expense	$(1,188)	$(3,813)

Fiscal year 2011

	Amount of Loss Recognized in OCI on Derivative (Effective Portion)			Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended	Nine Months Ended	Location of Loss Reclassified from Accumulated	Three Months Ended	Nine Months Ended
Derivative in Cash Flow Hedging Relationship	March 31, 2011	March 31, 2011	OCI into Income (Effective Portion)	March 31, 2011	March 31, 2011
(in 000s)

Interest rate swap agreement	$(152)	$(1,392)	Interest expense	$(610)	$(1,887)

	Amount of Gain Recognized in Other Income (Expense)
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Non-Designated Derivative	March 31, 2012	March 31, 2012	March 31, 2011	March 31, 2011

Foreign Currency Forward Contract	$(1,105)	$1,945	$(277)	$(277)

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

The Company has one portfolio segment, the casino industry customer, and four classes of receivables including its trade receivables with a contract term less than one year, trade receivables with a contract term greater than one year, sales-type leasing arrangements, and notes receivable, which are related to development financing loans.

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

The Company has also provided development financing to certain customers in the form of notes receivable with repayment terms of three to ten years. These notes may require scheduled quarterly principal reductions and may also include accelerated payment terms based upon a percentage of net-win from gaming devices sold or leased to these customers. Notes receivable as of March 31, 2012, include $20.0 million related to development financing loans made to HBG Connex S.P.A. (“HBG”) to allow it to make advance payments necessary to obtain gaming licenses in the Italian Video Lottery Terminal (“VLT”) market. HBG has initiated arbitration proceedings against the Company as a result of alleged damages from delays in obtaining regulatory approval of certain gaming equipment to be leased to HBG (see Note 8 to unaudited condensed consolidated financial statements) and has not made required payments on the notes receivable. The Company has not recorded an impairment on these notes receivable as management expects to collect amounts due under the notes receivable.

The Company’s accounts and notes receivable were as follows:

	Accounts and Notes Receivable as of March 31, 2012			Accounts and Notes Receivable as of June 30, 2011
	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
	(in 000s)
Contract term less than one year:
Trade and other receivables, current	$165,796	$4,523	$161,273	$162,202	$2,064	$160,138

Contract term greater than one year:
Trade receivables, current	84,678	37,729	46,949	72,237	3,973	68,264
Trade receivables, noncurrent	36,688	7,351	29,337	15,111	213	14,898
	121,366	45,080	76,286	87,348	4,186	83,162

Lease receivables, current	14,326	14,326	—	10,245	10,245	—
Lease receivables, noncurrent	15,801	15,801	—	13,490	13,490	—
	30,127	30,127	—	23,735	23,735	—

Notes receivable, current	4,254	4,254	—	1,621	1,621	—
Notes receivable, noncurrent	15,147	15,147	—	18,565	18,565	—
	19,401	19,401	—	20,186	20,186	—

Total current	269,054	60,832	208,222	246,305	17,903	228,402
Total noncurrent	67,636	38,299	29,337	47,166	32,268	14,898
Total	$336,690	$99,131	$237,559	$293,471	$50,171	$243,300

The activity related to the allowance for doubtful accounts is summarized below:

	Allowance for Doubtful Accounts
	Beginning Balance as of June 30, 2011	Charge- offs	Recoveries	Provision	Ending Balance as of March 31, 2012	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
	(in 000s)
Contract term less than one year:
Trade and other receivables, current	$(5,875)	$719	$241	$(1,290)	$(6,205)	$(2,506)	$(3,699)

Contract term greater than one year:
Trade receivables, current	(5,184)	336	241	(2,900)	(7,507)	(4,497)	(3,010)
Trade receivables, noncurrent	(507)	1,041		(2,322)	(1,788)	(457)	(1,331)
	(5,691)	1,377	241	(5,222)	(9,295)	(4,954)	(4,341)

Lease receivables, current	—	—	—	—	—	—	—
Lease receivables, noncurrent	—	—	—	—	—	—	—
	—	—	—	—	—	—	—

Notes receivable, current	—	—	—	—	—	—	—
Notes receivable, noncurrent	—	—	—	(1,750)	(1,750)	(1,750)	—
	—	—	—	(1,750)	(1,750)	(1,750)	—

Total current	(11,059)	1,055	482	(4,190)	(13,712)	(7,003)	(6,709)
Total noncurrent	(507)	1,041	—	(4,072)	(3,538)	(2,207)	(1,331)
Total	$(11,566)	$2,096	$482	$(8,262)	$(17,250)	$(9,210)	$(8,040)

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

The Company accrues interest, if applicable, on its accounts and notes receivables per the terms of the agreement. Interest is not accrued on past due accounts and notes receivable, or individual amounts that the Company has determined and specifically identified as not collectible. The following summarizes the aging of past due receivables, excluding trade accounts receivable with a contract term less than one year, as of March 31, 2012:

	1 to 90 Days Past Due	91 to 180 Days Past Due	181 + Days Past Due	Total Past Due	Current	Total Receivable	Recorded Investment in Receivables on Nonaccrual Status	Recorded Investment 90 Days and Accruing
	(in 000s)
Trade receivables	$9,964	$3,204	$7,706	$20,874	$100,492	$121,366	$21,918	$—
Lease receivables	—	—	—	—	30,127	30,127	—	—
Notes receivable	1,494	240	79	1,813	17,588	19,401	19,401	—
Total	$11,458	$3,444	$7,785	$22,687	$148,207	$170,894	$41,319	$—

The aging of customer invoices is based on their contractually agreed upon payment terms, which in certain rare circumstances have been modified from the original financing terms. The modifications of original financing terms are infrequent and generally do not represent a concession as they result only in a delay of payment that is typically insignificant to our total trade, lease and notes receivable balances. There were no significant modifications of accounts and notes receivable during the current period.

Impairment is recognized when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of a note arrangement. Due to an individual customer’s filing of a bankruptcy petition, the Company recognized an impairment charge on notes receivable in which a related allowance of $1.8 million was recorded after estimating the fair value of the collateral less costs to sell.

Impaired Loans

as of March 31, 2012

(in 000s)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(in 000s)
With an allowance recorded:
Notes receivable	$2,856	$2,856	$(1,750)	$2,856	$—

With no related allowance recorded:
Notes receivable	—	—	—	—	—
Total	$2,856	$2,856	$(1,750)	$2,856	$—

As of June 30, 2011, the Company had no impaired loans in its accounts and notes receivable balances.

The fair value of accounts and notes receivable, net, is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers, with similar credit ratings and remaining maturities. As of March 31, 2012 and June 30, 2011, respectively, the fair value of the accounts and notes receivable, net, approximate the carrying value.

Inventories

Inventories are stated at the lower of cost, determined on a first in, first out basis, or market. Cost elements included in work-in-process and finished goods include raw materials, direct labor and manufacturing overhead. Inventories consist of the following:

	March 31, 2012	June 30, 2011
	(in 000s)
Raw materials	$52,106	$53,926
Work-in-process	2,050	1,630
Finished goods	27,564	13,078
Total	$81,720	$68,634

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

The Company recognizes revenue in accordance with accounting guidance related to revenue recognition for multiple deliverable arrangements and certain revenue arrangements that include software elements. Prior to this accounting guidance, gaming equipment and systems revenue was recognized in accordance with software revenue recognition guidance. With the updated guidance, the scope of software revenue recognition was amended to exclude all tangible products containing both software and nonsoftware components that function together to deliver the product’s essential functionality. As a result, certain products that were previously accounted for under the scope of software revenue recognition guidance are no longer accounted for as software.

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

Recently issued accounting pronouncements not yet adopted

In December 2011, the FASB issued new accounting guidance for disclosures about offsetting assets and liabilities which requires an entity to disclose information about financial instruments that have been offset and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. The new guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company expects to adopt this guidance in fiscal 2014 and does not believe it will have a significant impact on its consolidated results of operations, financial condition and cash flows.

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

The computation of basic and diluted earnings per share applicable to the Company’s common stock is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
	(in 000s, except per share amounts)
Amounts attributable to Bally Technologies, Inc.:
Income from continuing operations, net of tax	$29,967	$23,766	$74,627	$73,210
Loss on sale of discontinued operations, net of tax	—	—	—	(403)
Net income	$29,967	$23,766	$74,627	$72,807

Weighted average common shares outstanding	43,087	52,923	43,229	53,311
Dilutive effect of:
Stock options, Restricted Stock Units (“RSU”) and restricted stock	1,965	2,602	1,909	2,536
Warrants	—	2	—	2
Weighted average diluted shares outstanding	45,052	55,527	45,138	55,849

Basic earnings per share attributable to Bally Technologies, Inc.
Income from continuing operations	$0.70	$0.45	$1.73	$1.38
Loss on sale of discontinued operations	—	—	—	(0.01)
Basic earnings per share	$0.70	$0.45	$1.73	$1.37

Diluted earnings per share attributable to Bally Technologies, Inc.
Income from continuing operations	$0.67	$0.43	$1.65	$1.31
Loss on sale of discontinued operations	—	—	—	(0.01)
Diluted earnings per share	$0.67	$0.43	$1.65	$1.30

Certain securities were excluded from the diluted per share calculation because their inclusion would be anti-dilutive. Such securities consist of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
	(in 000s)
Stock options, RSU and restricted stock	524	624	713	644

3.             GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following:

		March 31, 2012			June 30, 2011
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in 000s)
Computer software	3 - 9	$37,899	(33,887)	$4,012	$36,725	$(31,841)	$4,884
License rights	3 - 13	8,821	(4,132)	4,689	4,344	(2,751)	1,593
Trademarks	5 - 9	2,430	(2,211)	219	2,203	(2,203)	—
Core technology	5 - 14	23,763	(17,004)	6,759	22,763	(14,107)	8,656
Contracts	5 - 10	15,571	(8,219)	7,352	15,303	(7,372)	7,931
Other intangibles	3 - 5	4,074	(568)	3,506	5,337	(1,036)	4,301
Total finite lived intangible assets		$92,558	$(66,021)	$26,537	$86,675	$(59,310)	$27,365
Trademark	indefinite	7,500	—	7,500	7,500	—	7,500
Total		$100,058	$(66,021)	$34,037	$94,175	$(59,310)	$34,865

Total amortization expense related to finite lived intangible assets was $2.4 million and $2.1 million for the three months ended March 31, 2012 and 2011, respectively, which included computer software amortization expense of $0.5 million and $0.7 million for the three months ended March 31, 2012 and 2011, respectively. Total amortization expense related to finite lived intangible assets was $7.3 million and $7.2 million for the nine months ended March 31, 2012 and 2011, respectively, which included computer software amortization expense of $1.7 million and $2.7 million for the nine months ended March 31, 2012 and 2011, respectively. Future amortization of finite lived intangible assets is scheduled as follows:

Year Ended June 30,	(in 000s)
2012 (remaining three months of fiscal year)	$4,178
2013	10,412
2014	5,912
2015	2,718
2016	1,728
Thereafter	1,589
Total	$26,537

All goodwill is associated with continuing operations. The changes in the carrying amount of goodwill for the nine months ended March 31, 2012, are as follows:

(in 000s)
Balance at June 30, 2011	$162,110
Additions	7,131
Foreign currency translation adjustment	(461)
Balance at March 31, 2012	$168,780

In July 2011, the Company acquired substantially all of the assets and liabilities of MacroView Labs. No impairment charges for goodwill and intangible assets were necessary for the three and nine months ended March 31, 2012 and 2011, respectively.

4.             LONG-TERM DEBT

Long-term debt consists of the following:

	March 31,	June 30,
	2012	2011
	(in 000s)
Revolving credit facility	$199,000	$219,000
Term loan facility	285,000	296,250
Other, generally unsecured	211	153
Long-term debt	484,211	515,403
Less current maturities	(15,211)	(15,153)
Long-term debt, net of current maturities	$469,000	$500,250

As of March 31, 2012, there was approximately $201.0 million of undrawn availability under the revolving credit facility. Availability under the revolving credit facility is reduced to the extent of outstanding letters of credit.

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

The interest rate on the credit facility is subject to a leverage-based pricing grid based on LIBOR plus a margin between 1.25% and 2.00%. As of March 31, 2012, the interest rate on the revolving credit facility was 1.75% and the interest rate on the term loan was approximately 3.58%, after giving effect to the floating-to-fixed interest rate swaps discussed below.

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

The fair value of long-term debt is estimated by discounting expected cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of March 31, 2012 and June 30, 2011, the fair value of long-term debt approximated the carrying value.

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

A breach of any of the covenants or the inability to comply with the required financial ratios could result in a default under the credit facility. In the event of any such default, the lenders could elect to declare all borrowings outstanding under the credit facility, together with any accrued interest and other fees, to be due and payable. If the Company were unable to repay the indebtedness upon its acceleration, the lenders could proceed against the underlying collateral. The Company was in compliance with all of the credit facility covenants as of March 31, 2012 and June 30, 2011.

Interest Rate Swap Agreements

Effective December 2008, the Company entered into a floating-to-fixed interest rate swap agreement with an original notional value of $218.8 million and a maturity date of September 26, 2012 to fix floating LIBOR based debt to fixed rate debt at an interest rate of 1.89%. Effective June 2011, the Company entered into a second floating-to-fixed rate swap agreement with an original notional value of $165.0 million and a maturity date of May 13, 2016 to fix a portion of the floating LIBOR based debt under the new term loan to fixed rate debt at an interest rate of 2.09%. At March 31, 2012 and June 30, 2011, the combined swap agreements had a notional value of $285.0 million and $296.3 million, respectively.

The Company has documented and designated these interest rate swaps as cash flow hedges. Based on the assessment of effectiveness using statistical regression, the Company determined that the interest rate swaps are effective. Effectiveness testing of the hedge relationships and measurement to quantify ineffectiveness is performed each quarter using the hypothetical derivative method. As the interest rate swaps qualify as cash flow hedges, the Company adjusts the cash flow hedges on a quarterly basis to their fair value with a corresponding offset to accumulated Other Comprehensive Income (“OCI”). The interest rate swaps have been and are expected to remain highly effective for the life of the hedges. Effective amounts are reclassified to interest expense as the related hedged expense is incurred. Any ineffectiveness is reclassified from accumulated other comprehensive income to other income (expense). As of March 31, 2012, the Company had no ineffectiveness on its cash flow hedges. Amounts related to the swaps expected to be reclassified from other comprehensive income to interest expense in the next twelve months total $4.8 million.

Additional information on the Company’s interest rate swaps are as follows:

Interest Rate Swaps	Balance Sheet Location	Fair Value (in 000s)	Location of Offsetting Balance
Cash flow hedges—$285.0 million LIBOR based debt	Accrued and other liabilities	$4,780
	Other liabilities	7,334
		$12,114	Accumulated other comprehensive income (before income taxes)

5.             SHARE-BASED COMPENSATION

Employee Stock Purchase Plan

The 2008 Employee Stock Purchase Plan (the “2008 ESPP”) provides that eligible employees are able to contribute up to 10% of their eligible earnings towards the quarterly purchase of the Company’s common stock. The employee’s purchase price is equal to 85% of the fair market value. During the nine months ended March 31, 2012 and 2011, employees purchased 59,907 shares and 51,570 shares of common stock for approximately $1.9 million and $1.6 million, respectively, under the 2008 ESPP.

Share-Based Award Plans

Stock option activity as of and for the nine months ended March 31, 2012 is summarized below:

		Weighted Average
	Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
	(in 000s)	(per share)	(years)	(in 000s)
Balance outstanding as of June 30, 2011	3,682	$24.45		$60,558
Granted	75	36.69
Exercised	(882)	19.48
Forfeited or expired	(51)	36.14
Balance outstanding as of March 31, 2012	2,824	$26.11	3.22	$58,359
Exercisable as of March 31, 2012	2,126	$23.11	2.62	$50,346

Restricted stock and RSU activity as of and for the nine months ended March 31, 2012 is summarized below:

	Restricted Stock	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value
	(in 000s)	(per share)	(in 000s)	(per share)
Balance outstanding as of June 30, 2011	337	$38.42	600	$18.92
Granted	217	39.11	—	—
Vested	(99)	40.67	(30)	42.01
Forfeited or expired	(4)	37.98	—	—
Balance outstanding as of March 31, 2012	451	$38.26	570	$17.69
Vested as of March 31, 2012.			534	$16.04

Share-Based Compensation

The following table presents share-based compensation expense and related effect of the income tax benefit included in the Company’s unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
	(in 000s)
Selling, general and administrative	$2,655	$2,250	$7,808	$7,132
Research and development costs	989	661	3,011	2,338
Cost of gaming equipment and systems and gaming operations	60	43	167	130
Share-based compensation expense before tax	3,704	2,954	10,986	9,600
Income tax benefit	1,296	1,034	3,845	3,360
Net share-based compensation expense	$2,408	$1,920	$7,141	$6,240

As of March 31, 2012, there was $7.9 million of total unrecognized compensation expense related to the unvested portion of stock options which will be recognized over the subsequent 1.73 years. In addition, as of March 31, 2012, there was $13.5 million of total unrecognized compensation expense related to the unvested portion of restricted stock and RSUs which will be recognized over the subsequent 1.87 years.

6.             STOCKHOLDERS’ EQUITY

Share Repurchase Plan

The Company’s Board of Directors have approved a variety of share repurchase plans under which, subject to price and market conditions, purchases of shares can be made from time to time in the open market or in privately negotiated transactions using available cash.

During the nine months ended March 31, 2012 and 2011, the Company repurchased 2,273,185 shares and 2,044,215 shares of common stock for $81.6 million and $75.7 million, respectively, under the share repurchase plan. As of March 31, 2012, $70.1 million remained available under the plan for repurchase in future periods.

7.             INCOME TAXES

The provision for income taxes for interim periods is based on the current estimate of the annual effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and is adjusted as necessary for quarterly events. The effective income tax rate was approximately 37.2% and 36.5% for the three months ended March 31, 2012 and 2011, respectively, and 37.2% and 30.8% for the nine months ended March 31, 2012 and 2011, respectively. The increase in the effective income tax rate for the nine months ended March 31, 2012 compared to 2011 is primarily attributable to discrete items recorded in 2011 related to the Internal Revenue Service (“IRS”) settlement discussed below, the reinstatement of the federal research and development tax credit and deferred tax expense on the repatriation of earnings from our India subsidiary.

The IRS commenced examination of the Company’s United States federal income tax returns for 2003 through 2005 in the fourth quarter of 2006. In January 2009, the IRS completed its field examination of the open tax years and issued a Revenue Agent’s Report and the Company paid $3.4 million in tax and $1.2 million in interest to the IRS to settle certain agreed adjustments. The Company filed a formal protest regarding certain unagreed adjustments and in June 2010, the Company agreed to settle all remaining issues with the IRS. Formal closure of the case occurred in October 2010 and the Company received a refund from the IRS of $2.3 million, including $0.6 million in interest.

The IRS commenced examination of the Company’s United States federal income tax returns for 2006 through 2009 during fiscal 2011. The IRS completed its field examination of the open tax years and issued a Revenue Agent’s Report in January 2012. The Company filed a formal protest regarding certain unagreed adjustments in March 2012. The case has not been assigned to an IRS Appeals Office as of the date of this filing. If successful in defending the Company’s position, it would result in a reduction to unrecognized tax benefits and a corresponding reduction of income tax provisions of approximately $3.7 million. If the IRS were to prevail in full, it would result in additional income tax provisions of approximately $7.1 million for the tax years 2006 through 2009.

It is reasonably possible that within the next twelve months the Company will resolve the matter presently under consideration with the IRS which may increase or decrease unrecognized tax benefits for the open tax years. However, an estimate of such increase or decrease cannot reasonably be made.

As of March 31, 2012, the Company has $10.4 million related to uncertain tax positions, excluding related accrued interest and penalties, all of which, if recognized, would impact the effective tax rate. As of March 31, 2012, the Company has $1.6 million accrued for the payment of interest and penalties.

Excluding the IRS Appeals case described above, it is reasonably possible that the Company’s amount of unrecognized tax benefits may decrease within the next twelve months by a range up to $0.1 million.

The Company files numerous consolidated and separate income tax returns in the United States and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to United States federal, state and local, or foreign income tax examinations for years before fiscal 2006.

8.             COMMITMENTS AND CONTINGENCIES

Litigation

The Company is subject to legal proceedings, claims and investigations in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, indemnification claims, commercial, employment, regulatory and other matters. Liabilities related to such matters are recorded when it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The amounts accrued by the Company for these loss contingencies are not material to the financial statements. All legal costs associated with litigation are expensed as incurred.

In February 2012, HBG filed requests for arbitration in the National and International Chamber of Arbitration of Milan, Italy against the Company’s Dutch and Italian subsidiaries (“Bally Netherlands” and “Bally Italy”, respectively). HBG alleged breach of contract (i) by Bally Netherlands in connection with a contractual arrangement pursuant to which the Company agreed to supply certain gaming equipment and (ii) by Bally Italy in connection with financial assistance for HBG’s acquisition of licenses to operate gaming equipment in certain Italian markets. HBG has alleged damages of approximately € 114 million against Bally Netherlands. The Company responded in March 2012 denying the allegations and seeking to dismiss HBG’s claims. Bally Netherlands has asserted a counterclaim against HBG for breach of contract for failure to assist in altering its products to conform to regulatory requirements in the Italian market. The counterclaim seeks equitable relief compelling HBG to perform its contractual obligations as well as an undetermined amount of monetary damages. With respect to this matter, it is too early in the process to predict the outcome or to reasonably estimate the possible range of losses, if any.

In April 2006, International Game Technology (“IGT”) filed a patent infringement lawsuit against the Company in the United States District Court for the District of Delaware. The complaint asserted that the Company’s Bally Power Bonusing products infringe patents held by IGT, and sought injunctive relief and damages in unspecified amounts. In April 2009, the district court issued an order finding that two of the Company’s products, ACSC Power Winners and ACSC Power Reward, infringe some patent claims asserted by IGT, but not others. Both parties appealed. In October 2011, the Federal Circuit Court of Appeals affirmed the district court’s decision, and the case has been remanded to the district court for discovery and trial on the issue of damages. In the meantime, the Company undertook technical changes to ensure non-infringement for the two products partially in question.

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

The following is a summary of revenues and gross margin:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
	(in 000s)
Revenues:
Gaming Equipment and Systems
Gaming Equipment	$79,256	$63,679	$213,839	$173,852
Gaming Operations	92,508	80,032	263,702	236,339
Systems	56,776	47,230	156,423	134,284
Total revenues	$228,540	$190,941	$633,964	$544,475

Gross Margin(1):
Gaming Equipment and Systems
Gaming Equipment	$36,578	$27,257	$94,993	$81,197
Gaming Operations	67,491	59,126	190,595	170,519
Systems	40,408	36,377	115,049	99,677
Total gross margin	$144,477	$122,760	$400,637	$351,393

(1)	Gross Margin from Gaming Equipment and Systems excludes amortization related to certain intangibles including core technology and license rights, which are included in depreciation and amortization.

The Company has operations based primarily in the United States as well as significant sales and distribution offices based in Europe, and other foreign locations, including South America and India. The table below presents information as to the Company’s revenues and operating income by geographic region which is determined by country of destination:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
	(in 000s)
Revenues:
United States and Canada	$187,108	$155,274	$516,601	$449,764
International	41,432	35,667	117,363	94,711
Total revenues	$228,540	$190,941	$633,964	$544,475

Operating income:
United States and Canada	$43,892	$34,557	$118,326	$96,644
International	6,335	3,345	12,331	10,977
Total operating income	$50,227	$37,902	$130,657	$107,621

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We begin this section with a summary of our key operating business divisions and our results as of and for the three and nine month periods ended March 31, 2012. The overview is followed by a detailed analysis of our results of operations and our financial condition and liquidity as of and for the three and nine months ended March 31, 2012 and 2011. References to “we,” “our,” “us,” or the “Company” refer to Bally Technologies, Inc. and its subsidiaries.

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

We are currently operating in a challenging economic environment. The gaming sector was and continues to be negatively impacted by lower consumer spending and limited resources available to fund capital projects. As a result of the challenging economic environment, we have provided select customers a greater amount of payment terms for periods up to one year, and in some cases for periods up to three years. We expect to continue to extend credit for these longer periods for the foreseeable future.

Gaming equipment revenues were $79.3 million and $63.7 million for the three months ended March 31, 2012 and 2011, respectively, and $213.9 million and $173.9 million for the nine months ended March 31, 2012 and 2011, respectively. Gaming equipment revenues improved due primarily to an increase in the number of new gaming devices sold as a result of key platform and hardware innovations, higher average selling price (“ASP”), and an increase in conversion kit revenue during the current period, when compared to the same period last year. During the three months ended March 31, 2012 and 2011, we sold 2,936 and 2,433 new gaming devices in the United States and Canada, respectively, of which 2,301 and 2,222 were replacement units, respectively. During the nine months ended March 31, 2012 and 2011, we sold 7,999 and 6,738 new gaming devices in the United States and Canada, respectively, of which 6,683 and 5,785 were replacement units, respectively.

We have and will continue to expand the number of game-development teams producing content on our new ALPHA 2 technology. Our Pro Series cabinets with ALPHA 2 technology are state of the art for the industry with regards to ergonomics, processing power, display technology, input device, operating system, sound and serviceability. This platform allows for the development of new, more compelling games and also facilitates our game download solution for customers. Our Pro Series cabinets also feature the iDeck, first of its kind multi-touch fully programmable and downloadable button panel which offers opportunity to add more interaction to the game-play experience with mystery bonus events, virtual shooting galleries and skill-based bonus games.

Systems revenues were $56.8 million and $47.3 million for the three months ended March 31, 2012 and 2011, respectively, and $156.4 million and $134.3 million for the nine months ended March 31, 2012 and 2011, respectively. During the three months ended March 31, 2012, when compared to the same period last year, the increase was primarily attributable to increases in maintenance revenue of $3.3 million, software and services revenue of $1.9 million, and hardware revenue of $4.3 million. During the nine months ended March 31, 2012, when compared to the same period last year, the increase was primarily attributable to increases in maintenance revenue of $7.2 million, software and services revenue of $14.2 million, and hardware revenue of $0.7 million. Our iVIEW Display Manager (“DM”) and our Elite Bonusing Suite continue to generate positive interest with our customers, and we are developing further DM applications, including wager-based applications, which we believe will be even more impactful. We have continued to invest in the basics of enterprise software development, delivery, customer support and services discipline, on improving core products, providing quality upgrade options for our customers, and increasing customer satisfaction levels through better service and support.

Gaming operations revenues were $92.5 million and $80.0 million for the three months ended March 31, 2012 and 2011, respectively, and $263.7 million and $236.3 million for the nine months ended March 31, 2012 and 2011, respectively. Revenues were stronger period over period due primarily to the significant investments we have made in our game development studios over the past few years, and the continued performance of existing and new premium game titles which increased rental and participation revenue, improvements in linked progressive revenues and lottery systems revenues. We experienced significant growth in the installed base of our rental and daily-fee games and linked progressive systems which increased by approximately 991 and 478 units, respectively, over March 31, 2011. Fiscal year 2012 results benefitted from our growing product offerings and innovations, such as U-Spin, and the continued success of our Cash Spin, Hot Spin, Vegas Hits and Cash Wizard games. Our linked progressive system revenue increased due primarily to the introduction of Cash Connection™, the latest wide-area progressive link, with the release of GREASE™, and an increase in placements of our Betty Boop Love Meter™, Golden Pharaoh™ and Money Vault™ wide-area progressive games. We expect to increase our wide-area progressive game presence with further releases of games on Cash Connection, including the fourth quarter release of Michael Jackson King of Pop™. We also continue to focus our development efforts on the introduction of new and innovative games and cabinets both for our spinning-reel and video platforms.

International revenues were $41.4 million and $35.7 million for the three months ended March 31, 2012 and 2011, respectively, and $117.4 million and $94.7 million for the nine months ended March 31, 2012 and 2011, respectively. International revenues increased in the three months and nine months ended March 31, 2012, when compared to the same periods last year, due primarily to increases in sales in Europe, Mexico, South Africa and Australia.

There are several new and potential gaming market developments that we believe will benefit us in the long term. In North America, we are focused on approved new jurisdictional opportunities and expansions in Canada, Illinois, Ohio, Kansas, Maryland, Louisiana, Mississippi, Florida, Massachusetts, Pennsylvania, Maine and California, and the potential for new market opportunities in New Hampshire, Kentucky and Texas. The breadth and timing of such opportunities remain uncertain due to the legislative process in these jurisdictions, as well as the difficult credit environment facing certain of our customers and the risk of the gaming industry impact of continued economic uncertainty. We are also engaged in expanding our position in South Africa, Australia, New Zealand, and Mexico, and, in the future, we also expect to generate revenue from the Italian Video Lottery Terminal (“VLT”) market and from potential new markets in Eastern Europe, Greece, Taiwan, South Korea, Japan, Vietnam, the Philippines and Brazil. Our entry into the Italian VLT market has been delayed by a lengthened regulatory approval process that developed in that market after we submitted our products for approval. As a result, certain customers and partners have modified their business approach to the market, which has delayed and, at least in the near term, reduced the amount of business we expected from the Italian VLT market.

Net cash provided by operating activities from continuing operations was $75.2 million and $36.3 million for the nine months ended March 31, 2012 and 2011, respectively. Cash flows provided by operating activities from continuing operations in the current period were positively affected by decreases in prepaid and refundable income tax due primarily to a refund of $12.0 million in prior taxes paid and increases in deferred revenue during the same period.

In the nine months ended March 31, 2012, we made payments on our credit facility totaling $41.3 million, borrowed $10.0 million under our revolving line of credit, received proceeds from the exercise of stock options and purchases of stock under our 2008 Employee Stock Purchase Plan (the “2008 ESPP”) of $18.9 million, and purchased 2.1 million shares of our common stock for $73.8 million. In the nine months ended March 31, 2011, we made payments on our credit facility of $31.3 million, loaned $9.9 million under a financing arrangement with a customer in Italy, borrowed $21.1 million under our revolving line of credit, and purchased 2.0 million shares of our common stock for $75.7 million.

Management monitors and reviews its SG&A expenses in comparison to current revenues and future opportunities. SG&A expenses increased to $63.8 million and $182.3 million during the three and nine months ended March 31, 2012 from $57.6 million and $164.4 million, respectively, in the same periods last year. SG&A expenses as a percentage of revenue decreased to 28% and 29% during the three and nine months ended March 31, 2012, respectively, when compared to 30% during both the three and nine months ended March 31, 2011. The increase in SG&A expenses during the three and nine months ended March 31, 2012 was due primarily to increases in payroll and related expenses, regulatory, and other infrastructure expense to support key new markets, and an increase in bad debt expense, when compared to the same periods last year. Payroll and related expenses increased due primarily to an increase in headcount in the comparative periods primarily as a result of our expansion into new international markets where we have not yet commenced revenue generating activities. Regulatory expense increased due primarily to an increase in submissions for new cabinets, game titles and operating systems, coupled with an expansion into new international markets. Bad debt expense increased due primarily to an increase in the allowance for doubtful accounts recorded in the current fiscal year in response to our expansion of credit offered to our customers, exposure in certain international markets and specific customer credit situations. Bad debt as a percentage of revenue continues to remain at approximately 1%.

Results of Operations

The summary financial results and operating statistics are as follows:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2012	%	2011	%	2012	%	2011	%
	(dollars in millions)
Revenues:
Gaming Equipment	$79.3	35%	$63.7	33%	$213.9	34%	$173.9	32%
Gaming Operations	92.5	40%	80.0	42%	263.7	41%	236.3	43%
Systems	56.8	25%	47.3	25%	156.4	25%	134.3	25%
Total revenues	$228.6	100%	$191.0	100%	$634.0	100%	$544.5	100%

Gross Margin:
Gaming Equipment(1)	$36.6	46%	$27.3	43%	$95.0	44%	$81.2	47%
Gaming Operations	67.5	73%	59.1	74%	190.6	72%	170.5	72%
Systems(1)	40.4	71%	36.4	77%	115.0	74%	99.7	74%
Total gross margin	$144.5	63%	$122.8	64%	$400.6	63%	$351.4	65%

Selling, general and administrative(2)	$63.8	28%	$57.6	30%	$182.3	29%	$164.4	30%
Research and development costs	24.8	11%	22.1	12%	70.6	11%	64.8	12%
Depreciation and amortization	5.7	2%	5.2	3%	17.1	3%	14.6	3%
Operating income	$50.2	22%	$37.9	20%	$130.6	21%	$107.6	20%
Income from continuing operations	$29.9	13%	$23.8	12%	$74.6	12%	$72.7	13%

(1)	Gross Margin from Gaming Equipment and Systems excludes amortization related to certain intangibles, including core technology and license rights, which are included in depreciation and amortization.
(2)	Selling, general and administrative expense for the three and nine months ended March 31, 2012 include a $1.8 million impairment on notes receivable related to development financing.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Operating Statistics
New gaming devices	4,147	3,417	11,182	9,708
New unit ASP	$17,073	$15,556	$16,978	$15,482

End of period installed base:
Linked progressive systems			1,388	910
Rental and daily-fee games			14,824	13,833
Video lottery systems			10,989	8,263
Centrally determined systems			47,450	51,482

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Total revenues increased $37.6 million, or 20%, in the three months ended March 31, 2012, when compared to the same period last year, as a result of the following:

Gaming Equipment Revenue. Gaming Equipment revenue increased $15.6 million, or 24%, to $79.3 million primarily as a result of a 21% increase in new gaming device sales to 4,147 units in the three months ended March 31, 2012, when compared to 3,417 units in the same period last year. ASP of new gaming devices increased by 10% to $17,073 in the three months ended March 31, 2012 when compared to $15,556 in the same period last year. The increase in ASP was primarily a result of the mix of products sold, including sales of the new Pro Series cabinets with ALPHA 2 technology in the current fiscal quarter which made up approximately 89% of shipments, when compared to 52% in the same period last year.

Gaming Equipment Gross Margin. Gaming Equipment gross margin increased to 46% in the three months ended March 31, 2012 from 43% in the same period last year, due primarily to product mix and cost reductions on certain models of the Pro Series line of cabinets. In addition, the prior year included certain write-downs related to older technology platforms.

Gaming Operations Revenue. Gaming Operations revenue increased $12.5 million, or 16%, to $92.5 million in the three months ended March 31, 2012, when compared to the same period last year, primarily as a result of an increase in participation and rental revenue and the placements of higher yield premium products, including Cash Spin, Hot Spin, Vegas Hits and Cash Wizard, and the performance of our installed base of lottery systems and linked progressive systems. The improvement in participation and rental revenue and wide-area progressive revenue was primarily due to increases in our end of period installed base of games, that included a 7% increase in the installed games base of rental and daily fee games, and a 53% increase in the installed base of linked progressive systems due primarily to the introduction of our new wide-area progressive link Cash Connection, which includes GREASE, and the continued placement of our Betty Boop Love Meter, Golden Pharaoh and Money Vault games. The improvements in our lottery systems revenue was primarily due to increases in our end of period installed base of games with the opening of Resorts World Casino New York City.

Gaming Operations Gross Margin. Gross margin decreased slightly to 73% in the three months ended March 31, 2012, when compared to 74%, in the same period last year.

Systems Revenue. Systems revenue increased $9.5 million, or 20%, to $56.8 million in the three months ended March 31, 2012 when compared to the same period last year. Maintenance revenue increased $3.3 million in the three months ended March 31, 2012, when compared to the same period last year, as a result of the increased install base of customers on our systems. The three months ended March 31, 2012 included increases in maintenance revenue of 20%, software and services revenue of 13%, and hardware revenue of 27%, when compared to the same period last year.

Systems Gross Margin. Systems gross margin decreased to 71% in the three months ended March 31, 2012 from 77%, in the same period last year, primarily as a result of a change in the mix of products sold in the comparative periods which included a 27% increase in hardware revenue. Specifically, systems revenues for the three months ended March 31, 2012 were comprised of 36% hardware, 34% maintenance and 30% software and services revenue, as compared to 34% hardware, 35% maintenance and 31% software and services revenue in the same period last year.

Selling, General and Administrative Expenses. SG&A expenses increased $6.2 million, or 11%, in the three months ended March 31, 2012, when compared to the same period last year, due primarily to increases in payroll and related expenses and bad debt expense. Payroll and related expenses increased due primarily to an increase in headcount in the comparative periods primarily as a result of our expansion into new international markets where we have not yet commenced significant revenue generating activities. In addition, certain incentive expenses, including commissions, increased during the current period with the 20% increase in revenue, when compared to the same period last year. Bad debt expense included a $1.8 million impairment on notes receivable related to development financing.

Research and Development Costs. R&D costs increased $2.7 million, or 12%, in the three months ended March 31, 2012, when compared to the same period last year, due primarily to increased product development efforts requiring an increase in employees. The increased costs reflect our continued focus on our technology assets including content development on the ALPHA 2 platform and the new Pro Series cabinets as well as development of iVIEW DM and applications on the Elite Bonusing Suite.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $0.5 million, or 10%, in the three months ended March 31, 2012, when compared to same period last year, primarily as a result of additions in intangible assets and property and equipment year over year.

Nine Months Ended March 31, 2012 Compared to Nine Months Ended March 31, 2011

Total revenues increased $89.5 million, or 16%, in the nine months ended March 31, 2012, when compared to the same period last year, as a result of the following:

Gaming Equipment Revenue. Gaming Equipment revenue increased $40.0 million, or 23%, to $213.9 million primarily as a result of a 15% increase in new gaming device sales to 11,182 units in the nine months ended March 31, 2012, when compared to 9,708 units in the same period last year. ASP of new gaming devices increased by 10% to $16,978 in the nine months ended March 31, 2012 when compared to $15,482 in the same period last year. The increase in ASP was primarily a result of the mix of products sold, including the sales of new Pro Series cabinets with Alpha 2 technology in the current fiscal year which made up approximately 84% of shipments, when compared to 37% in the same period last year.

Gaming Equipment Gross Margin. Gaming Equipment gross margin decreased to 44% in the nine months ended March 31, 2012 from 47% in the same period last year, due primarily to the increased cost for the initial production runs of several models of the Pro Series line of cabinets, which were released in late fiscal 2011.

Gaming Operations Revenue. Gaming Operations revenue increased $27.4 million, or 12%, to approximately $263.7 million in the nine months ended March 31, 2012, when compared to the same period last year, primarily as a result of an increase in participation and rental revenue and the placements of higher yield premium products, including Cash Spin, Hot Spin, Vegas Hits and Cash Wizard, and the performance of our installed base of lottery systems and linked progressive systems. The improvement in participation and rental revenue and wide-area progressive revenue was primarily due to increases in our end of period installed base of games, that included a 7% increase in the installed games base of rental and daily fee games, and a 53% increase in the installed base of linked progressive systems due primarily to the introduction of Cash Connection and the continued placement of our Betty Boop Love Meter, Golden Pharaoh and Money Vault games. The improvements in our lottery systems revenue was primarily due to increases in our end of period installed base of games with the opening of Resorts World Casino New York City

Gaming Operations Gross Margin. Gross margin was consistent at 72% in both the nine months ended March 31, 2012 and 2011, respectively.

Systems Revenue. Systems revenue increased $22.1 million, or 16%, to approximately $156.4 million in the nine months ended March 31, 2012 when compared to the same period last year. Maintenance revenue increased $7.2 million in the nine months ended March 31, 2012, when compared to the same period last year, as a result of the increased install base of customers on our systems. The nine months ended March 31, 2012 included increases in maintenance revenue of 15%, software and services revenue of 40%, and hardware revenue of 2%, when compared to the same period last year.

Systems Gross Margin. Systems gross margin was consistent at 74% in both the nine months ended March 31, 2012 and 2011, respectively. Systems revenue for the nine months ended March 31, 2012 were comprised of 33% hardware, 35% maintenance and 32% software and services revenue, as compared to 37% hardware, 36% maintenance and 27% software and services revenue in the same period last year.

Selling, General and Administrative Expenses. SG&A expenses increased $17.9 million, or 11%, in the nine months ended March 31, 2012, when compared to the same period last year, due primarily to increases in payroll and related expenses, regulatory expense, and bad debt expense. Payroll and related expenses increased due primarily to an increase in headcount in the comparative periods primarily as a result of our expansion into new international markets where we have not yet commenced significant revenue generating activities. In addition, certain incentive expenses, including commissions, have increased during the current period with the 16% increase in revenue, when compared to the same period last year. Regulatory expense increased due primarily to an increase in submissions for new cabinets, game titles and operating systems, coupled with an expansion into new international markets. Bad debt expense increased due primarily to an increase in the allowance for doubtful accounts recorded in the current period in response to our expansion of credit offered to our customers and increased exposure in international markets and a $1.8 million impairment on notes receivable related to development financing.

Research and Development Costs. R&D costs increased $5.8 million, or 9%, in the nine months ended March 31, 2012, when compared to the same period last year, due primarily to increased product development efforts requiring an increase in employees. The increased costs reflect our continued focus on our technology assets including content development on the ALPHA 2 platform and the new Pro Series cabinets as well as development of iVIEW DM and applications on the Elite Bonusing Suite.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $2.5 million, or 17%, in the nine months ended March 31, 2012, when compared to same period last year, primarily as a result of additions in intangible assets and property and equipment year over year.

Other Income (Expense), Income Tax Expense and Net Income Attributable to Noncontrolling Interests

Other income (expense) and income tax expense from continuing operations and net income attributable to noncontrolling interests was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
	(dollars in millions)
Other income (expense)
Interest income	$1.2	$1.3	$3.7	$3.6
Interest expense	(4.1)	(2.9)	(13.2)	(8.9)
Other, net	0.3	1.1	(2.3)	2.6
Total other expense	$(2.6)	$(0.5)	$(11.8)	$(2.7)

Income tax expense	$(17.7)	$(13.7)	$(44.3)	$(32.3)
Net income (loss) attributable to noncontrolling interests	$(0.1)	$—	$—	$(0.5)

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Other Income (Expense). Other expense increased $2.1 million in the three months ended March 31, 2012, when compared to the same period last year, due primarily to increases in interest expense, and decreases in foreign currency translation gains during the same period. In the three months ended March 31, 2012, gains on foreign currency translation were $0.2 million, when compared to $1.0 million in the same period last year. Interest expense increased $1.2 million in the three months ended March 31, 2012, when compared to the same period last year, due primarily to the increase in long term debt upon entering into the amended and restated credit agreement in April 2011.

Income Tax Expense. Income tax expense increased $4.0 million during the three months ended March 31, 2012, when compared to the same period last year, due primarily to the increase in net income. See Note 7 to the unaudited condensed consolidated financial statements, Income Taxes. The effective income tax rate for continuing operations for the three months ended March 31, 2012 and 2011 was 37.2% and 36.5%, respectively.

Nine Months Ended March 31, 2012 Compared to Nine Months Ended March 31, 2011

Other Income (Expense). Other expense increased $9.1 million in the nine months ended March 31, 2012, when compared to the same period last year, due primarily to increases in interest expense and foreign currency translation losses during the same period. In the nine months ended March 31, 2012, losses on foreign currency translation were $2.7 million, when compared to gains on foreign currency translation of $2.3 million in the same period last year. Interest expense increased $4.3 million in the nine months ended March 31, 2012, when compared to the same period last year, due primarily to the increase in long term debt upon entering into the amended and restated credit agreement in April 2011.

Income Tax Expense. Income tax expense increased $12.0 million during the nine months ended March 31, 2012, when compared to the same period last year, due primarily to the increase in net income. In addition, during the nine months ended March 31, 2011, income tax expense was lower due to certain discrete items related to an IRS settlement, other changes in our uncertain tax positions, the reinstatement of the research and development tax credit and deferred tax expense on the repatriation of earnings from our India subsidiary. See Note 7 to the unaudited condensed consolidated financial statements, Income Taxes. The effective income tax rate for continuing operations for the nine months ended March 31, 2012 and 2011 was 37.2% and 30.8%, respectively.

Net income (loss) attributable to noncontrolling interests. Net income attributable to noncontrolling interests decreased $0.5 million in the nine months ended March 31, 2012, when compared to the same period last year.

Financial Condition and Liquidity

Working Capital

	March 31,	June 30,	Increase (decrease)
	2012	2011	Amount	%
	(in 000s)
Cash and cash equivalents	$35,739	$66,425	$(30,686)	(46)%

Total long-term debt, including current maturities	$484,211	$515,403	$31,192	6%

Total current assets	$463,854	$473,677	$(9,823)	(2)%
Total current liabilities	190,859	160,616	(30,243)	(19)%
Net working capital	$272,995	$313,061	$(40,066)	(13)%

Our net working capital decreased $40.1 million in the nine months ended March 31, 2012, when compared to June 30, 2011, and was primarily affected by a $30.7 million decrease in cash and cash equivalents, and a decrease of $20.3 million in prepaid and refundable income tax during the same period. The net decrease in cash and cash equivalents was primarily due to payments on our credit facility and purchases of our common stock under our share repurchase plan. The decrease in prepaid and refundable income tax was due primarily to a cash refund of $12.0 million and a carryforward of an overpayment in fiscal year 2011, offsetting fiscal year 2012 taxes payable.

Pursuant to various state gaming regulations, certain cash accounts are maintained to ensure availability of funds to pay wide-area progressive jackpot awards in installments rather than in one lump-sum. At March 31, 2012 and June 30, 2011, these accounts had an aggregate value of approximately $12.1 million and $8.4 million, respectively, which are classified as restricted cash in our unaudited condensed consolidated balance sheets. In addition, we purchase U.S. Treasury Strip Securities for the benefit of jackpot winners who elect to receive winnings in annual or weekly installment payments. These securities are included in restricted long-term investments in the accompanying unaudited condensed consolidated balance sheets, and totaled $12.8 million and $12.5 million as of March 31, 2012 and June 30, 2011, respectively.

On March 31, 2012 and June 30, 2011, the amount of cash and investments held by foreign subsidiaries was $16.4 million and $18.2 million, respectively. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds.

Current and long-term accounts and notes receivable were $319.4 million and $281.9 million at March 31, 2012 and June 30, 2011, respectively. As of March 31, 2012, our DSO’s decreased to 114 days from 116 days at June 30, 2011.

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

The interest rate on the credit facility is subject to a leverage-based pricing grid based on LIBOR plus a margin between 1.25% and 2.00%. As of March 31, 2012, the interest rate on the revolving credit facility was 1.75% and the interest rate on the term loan was approximately 3.58%, after giving effect to the floating-to-fixed interest rate swaps discussed below.

Effective December 2008, we entered into a floating-to-fixed interest rate swap agreement with an original notional value of $218.8 million and a maturity date of September 26, 2012 to fix floating LIBOR based debt to fixed rate debt at an interest rate of 1.89%. Effective June 2011, we entered into a second floating-to-fixed rate swap agreement with an original notional value of $165.0 million and a maturity date of May 13, 2016 to fix a portion of the floating LIBOR based debt under the new term loan to fixed rate debt at an interest rate of 2.09%. At March 31, 2012 and June 30, 2011, the combined swap agreements had a notional value of $285.0 million and $296.3 million, respectively.

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

The fair value of long-term debt is estimated by discounting expected cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of March 31, 2012 and June 30, 2011, the fair value of long-term debt approximated the carrying value.

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

A breach of any of the covenants or the inability to comply with the required financial ratios could result in a default under the credit facility. In the event of any such default, the lenders could elect to declare all borrowings outstanding under the credit facility, together with any accrued interest and other fees, to be due and payable. If we were unable to repay the indebtedness upon its acceleration, the lenders could proceed against the underlying collateral. We were in compliance with all of the credit facility covenants as of March 31, 2012 and June 30, 2011.

As of March 31, 2012, there was approximately $201.0 million of undrawn availability under the revolving credit facility. Availability under the revolving credit facility is reduced to the extent of outstanding letters of credit.

Management believes that cash flows from current operating activities will provide us with sufficient capital resources and liquidity to operate our business for at least the next 12 months.

At March 31, 2012, we had no material commitments for capital expenditures.

Cash Flow Summary

Our primary sources of liquidity include existing cash and cash equivalents, cash flows from all operating activities and the availability of funds under our revolving credit facility.

We utilize our cash to acquire materials for the manufacture of goods for resale, to pay payroll, operating expenses, interest, and taxes and to fund R&D activities.

Cash flows provided by continuing operating activities were $75.2 million in the nine months ended March 31, 2012, as compared to $36.3 million in the same period last year, a $38.9 million increase. Cash flows from operating activities of continuing operations for the nine months ended March 31, 2012 were positively affected by decreases in prepaid and refundable income tax due primarily to a refund of $12.0 million in prior taxes paid and an increase in deferred revenue.

Cash utilized for investing activities from continuing operations is primarily for capital expenditures related to furniture, fixtures, office and gaming equipment and improvements in leaseholds, financing arrangements with customers and investments in technology and other long-term assets. During the nine months ended March 31, 2012 and 2011, we made capital expenditures of $6.9 million and $9.5 million, respectively. During the nine months ended March 31, 2012, we made payments of $6.0 million related to an acquisition. During the nine months ended March 31, 2011, we provided $9.9 million under a financing arrangement with a customer in Italy.

Cash utilized for financing activities from continuing operations is primarily for the payment of principal on our debt and the purchase of shares of our common stock. We made payments of $41.3 million on our credit facility, and purchased 2.1 million shares of our common stock for $73.8 million under our share repurchase plan during the nine months ended March 31, 2012. An additional 0.2 million shares of our common stock were purchased for $7.8 million with trade dates in late March that settled in early April. We made payments of $31.3 million on our credit facility and purchased 2.0 million shares of our common stock for $75.7 million during the nine months ended March 31, 2011.

Cash provided by financing activities is primarily from proceeds from the exercise of stock options and purchases of stock under our 2008 ESPP, borrowings under our revolving credit facility, and excess tax benefits of stock option exercises. During the nine months ended March 31, 2012, employees exercised options for 876,171 shares of common stock for $17.0 million and purchased 59,907 shares of common stock for $1.9 million under our 2008 ESPP. In addition, we borrowed $10.0 million under our revolving credit facility during the nine months ended March 31, 2012. During the nine months ended March 31, 2011, employees exercised options for 261,208 shares of common stock for $4.3 million and purchased 51,570 shares of common stock for $1.6 million under our 2008 ESPP. In addition, we borrowed $21.1 million under our revolving credit facility during the nine months ended March 31, 2011.

Critical Accounting Policies

A description of our critical accounting policies can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2011 10-K. There were no material changes to those policies during the nine months ended March 31, 2012.

Other Recently Issued Accounting Pronouncements

For a description of other recently issued accounting pronouncements, see Note 1 to the unaudited condensed consolidated financial statements, Description of Business and Summary of Significant Accounting Policies.

ITEM 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of March 31, 2012, we had total debt outstanding of approximately $484.2 million which consisted primarily of a $285.0 million term loan and $199.0 million of borrowings under our revolving credit facility. We have minimized our exposure to market interest rate risk because the variable interest rate on the term loan was effectively converted to a fixed rate as a result of the floating-to-fixed interest rate swaps discussed in Note 4 to the unaudited condensed consolidated financial statements, Long-Term Debt. As of March 31, 2012, the interest rate on the revolving credit facility was 1.75% and the interest rate on our term loan was approximately 3.58%, after giving effect to our interest rate swaps.

Foreign Currency Exchange Rate Risk

Certain of our foreign subsidiaries use their local currency as their functional currency and are exposed to risks resulting from fluctuations in foreign currency exchange rates. During the three months ended March 31, 2012 and 2011, we recognized foreign currency exchange rate gains of approximately $0.2 million and $1.0 million, respectively. During the nine months ended March 31, 2012 and 2011, we recognized a foreign currency exchange rate loss of approximately $2.7 million and a foreign currency exchange rate gain of approximately $2.3 million, respectively. We estimate that a hypothetical 10% strengthening (or weakening) of the U.S. dollar for fiscal 2012 would have an immaterial impact on our business.

In addition, the net assets of these subsidiaries are exposed to foreign currency translation gains and losses which are included as a component of accumulated other comprehensive income in stockholders’ equity in our unaudited condensed consolidated balance sheets. Such translation resulted in unrealized losses of $2.5 million as of March 31, 2012, and unrealized gains of $0.8 million as of March 31, 2011.

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

Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

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

Changes in Internal Control Over Financial Reporting during the Quarter Ended March 31, 2012

Although we update our internal controls as necessary to accommodate any modifications to our business processes and accounting procedures as part of our normal operations, there were no changes in our internal control over financial reporting that occurred in the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our quarterly share repurchases under this plan, excluding treasury shares acquired in non-cash transactions related to forfeited stock awards and shares exchanged for options exercised, were as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Be Purchased Under the Plans or Programs
				$110,727,406
January 1 - January 31, 2012	—	$—	—	$110,727,406
February 1 - February 29, 2012	304,694	$44.17	304,694	$97,270,014
March 1 - March 31, 2012	591,882	$45.99	591,882	$70,052,049
Total	896,576	$45.37	896,576	70,052,049

On May 2, 2012, the Company’s Board of Directors approved a new $150 million share-repurchase program, which replaced the repurchase program referenced above.

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

*

Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements.  Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, or Section 18 of the Exchange Act, and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BALLY TECHNOLOGIES, INC.		Date: May 7, 2012

By	/s/Richard Haddrill
Richard Haddrill
Chief Executive Officer
(Principal Executive Officer)

By	/s/Neil P. Davidson
Neil P. Davidson
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)