Form 10-K
period 2012-06-30
BALLY TECHNOLOGIES, INC.
filed 2012-08-29
CIK 2491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

The aggregate market value of the common stock, $0.10 par value, held by non-affiliates of the registrant, computed based on the closing sale price as of December 30, 2011 of $39.56 per share as reported by the New York Stock Exchange, was approximately $1,690,000,000.

According to the records of the registrant's registrar and transfer agent, the number of shares of the registrant's common stock outstanding as of August 24, 2012 was 41,438,000, which do not include 21,896,000 shares held in treasury.

Documents Incorporated by Reference:    Portions of the registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant's fiscal year ended June 30, 2012, are incorporated by reference in Part III of this Annual Report on Form 10-K.

BALLY TECHNOLOGIES, INC.
FORM 10-K
Year Ended June 30, 2012

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

PART I

ITEM 1.    BUSINESS

General

Bally Technologies, Inc. is a diversified global gaming company that designs, manufactures, operates, and distributes advanced technology-based gaming devices, systems, server-based solutions, custom mobile applications, and interactive applications. Our innovations and technology solutions allow our customers to more effectively manage their operations using our wide range of marketing, data management and analysis, accounting, player tracking, security, and other software applications and tools. We also provide hardware, including spinning-reel and video gaming devices, specialty gaming devices, and wide-area progressive systems. We support customers that include traditional land-based, riverboat, and Native American casinos, video lottery and central determination markets.

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

Company and Product Overview

We derive our revenue from the following:

	Year Ended June 30,
	2012		2011		2010
	(dollars in millions)
Gaming Equipment	$310.7	35%	$246.6	33%	$273.7	35%
Gaming Operations	357.4	41%	318.6	42%	287.0	37%
Systems	211.7	24%	193.0	25%	217.5	28%

	$879.8	100%	$758.2	100%	$778.2	100%

• Gaming Equipment	—	Sale of gaming devices and related equipment, parts and conversion kits;
• Gaming Operations	—	Operation of linked progressive systems, video lottery and centrally determined systems, and the rental of gaming devices and content; and
• Systems	—	Sale and support of specialized systems-based software, hardware and interactive products and related recurring maintenance revenue.

Prior to the sale of the Rainbow Casino in June 2010, our business consisted of two business segments, the Bally Gaming Equipment and Systems segment and the Rainbow Casino ("Casino Operations") segment. For the years ended June 30, 2011 and 2010, our Casino Operations were reclassified as discontinued operations in our Consolidated Statements of Operations, Consolidated Statements of Stockholders' Equity and Consolidated Statements of Cash Flows.

Our gaming equipment, gaming operations, and systems product lines have increasingly converged with the proliferation of high-speed networks. Key innovation drivers in our industry are Ethernet-based gaming floors, downloadable and server-based games and applications, and open protocols and common industry standards in game and system development, such as Gaming Standard Association ("GSA") protocols. Players benefit from these advances by gaining more exciting experiences, better communication from casino owners, and superior customer service from gaming operators. Our customers benefit through operational efficiencies that can increase their profits and streamline their operations.

The Bally Innovation Lab leads initiatives for new and emerging technologies. This research and development ("R&D") lab focuses on emerging technologies to produce our new products and enhanced features. Its mission is to accelerate the commercial deployment of the most cutting-edge, technology-based gaming devices, content, and systems on the market.

We focus on the convergence of games and systems in five key ways:

  •
  Backward compatibility.  The majority of our latest systems, as well as and network- and server-based solutions, are designed to work on most existing gaming devices.

  •
  Pro Series™ cabinets with ALPHA 2™ technology.  Our newest cabinets feature a library of game content, a support network, and server-based applications.

  •
  iVIEW™ and Display Manager ("DM")™.  In-game picture-in-picture style technology supports an array of network and server-based applications designed to add excitement and interactivity on the gaming floor.

  •
  Elite Bonusing Suite.  A library of systems-based bonusing applications for use on the iVIEW and iVIEW DM in-game player-user-interface, offers similar game content and some of the same play mechanics utilized by our gaming device content, but for floor-wide, secondary bonusing events.

  •
  Bally Command Center™.  This powerful, server-based solution lets users download game content, iVIEW DM content and events, and peripheral updates at the touch of a button, dramatically increasing operating efficiency and enabling gaming operators to respond rapidly to the current business environment.

A gaming device consists of three elements:

  •
  Cabinet hardware—the outside presentation cabinetry that houses the operating system and content software. This is how players interact with games.

  •
  Operating system, or platform—a set of software programs inside the gaming cabinet hardware that regulate how the game application software programs utilize the hardware. It acts as an intermediary between application programs, the content, and the hardware.

  •
  Content—individual game titles and features. Content drives the gaming experience for players.

Gaming devices are differentiated by a number of factors, such as game theme and layout, play mechanics, cabinet style, pay table, betting denomination, and minimum/maximum betting amount. We believe that the key to gaining market share is coupling superior customer service with leading-edge gaming cabinet hardware, content, and networks that offer high entertainment value and key operational advantages.

Game Cabinet Hardware

Our commitment to being a leader in technology is evident in our game cabinet hardware. Substantial efforts in product development, including internal, customer and end-player testing, has produced a variety of cabinet styles that house innovative features and layouts in both spinning-reel and video formats. The goal of our hardware development efforts is to maximize player appeal, product reliability, component commonality, and ease of maintenance. To that end, we dedicate hardware development resources to innovations in cabinet style, technical capability, controller circuit board design and programming, as well as user-interface devices such as card readers, keypads, button decks, and displays. We created a modular, extendible hardware and software architecture to help developers achieve greater efficiency, functionality and reliability. Development cycles can range from a few months for minor revisions, to more than a year for major design changes.

Pro Series Cabinets

We introduced the Pro Series cabinets, our latest generation design, in June 2010. Prior to the introduction of the Pro Series we marketed our cabinets under our ALPHA Elite™ brand. The Pro Series is currently available in upright, slant, spinning-reel, curve, V32, V22/32, and soon to be released V22/42, formats. They come with groundbreaking features such as the touch-screen, iDeck™, which replaces a standard button deck; custom, four-speaker high-definition ("HD") surround-sound stereo, designed to cut through noisy casino environments and target sound to the player; exterior lighting and a super candle light crowning the game, both synchronized to game play; a shared single entry for currency, tickets, and cash-outs; a 15-inch Pro Series digital topper with game-synchronized LCD video display; and vertically opening doors that make it easier to service games without interrupting adjacent games. We can configure the top-box in Pro Series cabinets in a variety of ways including with upright wheel, as a hammerhead with an oversized 32-inch cinematic display, using the commanding digital ladder 32-inch HD video display, and the soon to be released 42-inch vertical display.

The Pro Curve Upright, which emulates a spinning-reel cabinet, but is actually a video slot machine with a curved LCD display, features a breakthrough video-reel technology. A 20-inch LCD display, curved just like physical reels, delivers a realistic spinning-reel experience in a video slot. The reels look, feel, and play like traditional reels, but are actually video screens, and are an ideal solution for video-only jurisdictions that want to offer their customers a traditional spinning-reel experience.

Game Platform

Each gaming device requires a game platform to manage the device hardware and deliver the game content. Changes in technology, consumer demand, capacity, security, and regulations, among other factors, drive innovations in game play. We update our game platforms and the related computer systems to keep pace with the ever-increasing complexity of current game-play requirements.

We currently support two gaming platforms; the ALPHA and the ALPHA 2. Launched in June 2010, the ALPHA 2 builds on the success, and reliability of the original ALPHA platform. ALPHA and ALPHA 2 were designed to support industry protocols, as well as various kinds of game bonuses and multi-denomination, multi-game and multi-pay table game configurations. It can operate with stand-alone, local, and wide-area progressive products.

The ALPHA 2 platform incorporated all the attributes of ALPHA, which featured a layered architecture and modular design, allowing for adaptability and simplified requirement changes, while adding significantly faster and richer features, such as an INTEL® Core™ 2 processor; four gigabytes of dual-channel memory; Realtek™ HD audio; and leading video technology. This powerful platform enables dramatic new levels of interactivity, visual quality, and performance. The result is a more compelling gaming experience for players, including three-dimensional ("3D") graphics and animations. ALPHA 2 supports both existing and new game content, as well as network and server-based applications. It is operable with the Bally Command Center, discussed in detail below, which will allow downloadable access to our game content via a central server. While transitioning to ALPHA 2 as our standard game platform for the majority of our game cabinets, we will continue to support the ALPHA platform.

Game Development and Game Content

We have decades of experience developing entertainment content for gaming operators, video lottery, and central-determination markets around the globe. Our game content features original themes, licensed themes using well-known brands, and adaptations of well-known Bally brands such as Cash Spin, Hot Shot®, Quick Hit™, and Blazing 7s™ that can be found on most casino floors in North America and in many international markets. We have deployed our game content across wide-area progressive, local-area, and near-area progressive slots, spinning-reel and video gaming devices, specialty gaming devices, and multi-suite games. Our game-development teams cover the globe, with centers in Arizona, California, Nevada, Australia, and India. This diversification enables us to meet the demands of the markets in which we do business and develop market-specific game content.

The software development process for new game content, including graphics development, is continuous and requires a significant commitment of human resources. Creativity in software development is a key element in the market success and player appeal of our game content and gaming devices. Innovations in our development process and game design are generated internally and with the support of customers, and third parties, many of whom have entered into strategic relationships with us. Additionally, we have partnered with several internationally known brands, such as Michael Jackson, GREASE, Betty Boop, and the Playboy franchise.

We continue to add more entertaining, interactive, and complex play mechanics to our games, including features such as locking hot zone, free games with additional multipliers, rolling wilds, memory pay, multi-level progressives, free games, bonus bets, bonus spins, stacked wilds, mystery progressives, locked symbol bonuses, second-chance features, asset giveaways, multi-player, community play, U-Spin™ player interaction, random bonus features, and the new arcade-like play mechanic which enables players to touch and roll balls on the game screen in our new SKEE-BALL® video slot.

Our game developers are also focused on developing highly interactive content for the iDeck touch-screen button deck, making it another interactive channel and display on the gaming device. In fiscal year 2012, we introduced new levels of iDeck interaction on games like All That Jazz™, Total Blast™, and Fish'n for Loot™. These games enable players to use the iDeck as an arcade-like device. Players touch and play a virtual piano on All That Jazz. Fish'n for Loot and Total Blast introduced our new U-Shoot™ virtual shooting gallery bonus-game play mechanic in which the player touches the iDeck to create weapons for shooting at targets on the main game screens.

Game Parts and Conversion Kits

Our gaming device customers typically purchase replacement parts, upgrades, game conversion kits, and other products from us to keep the devices in good working order and enhance their underlying performance. Certain equipment within gaming devices, such as video monitors, bill validators, logic boards, and printers, may also be replaced as a result of wear and tear or new technology offerings by our suppliers. These sales may also include game conversion kits that provide our customers the opportunity to offer a new game theme or variant on the existing product without the necessity of purchasing a new gaming device. Our Pro Series cabinets, with their all-digital displays and iDeck digital, configurable touch-screen button deck, make game conversions easy and cost-effective for casino operators as they do not have to change the button configuration or replace game glass.

Maintenance, Trade, and Resale Market

We generally offer a 90-day parts, labor, and performance warranty/guarantee for new gaming devices. We provide several after-sale services to our customers, including customer education programs, a 24-hour customer service telephone hotline, a website for technical support, field service-support programs, and spare parts programs. Our historical warranty expense as a percentage of revenues has been less than 1 percent.

From time to time, we also sell used gaming devices, including products made by us as well as those produced by our competitors. Generally, we acquire used devices as trade-ins toward the purchase of new gaming devices. While there is a small secondary market for this in the U.S., used devices are typically resold in international markets where new device purchases may be too costly. Where appropriate, we incur costs to recondition used devices for resale or we may elect to destroy and recycle materials whenever possible.

Gaming Operations

We understand that each customer has its own particular needs based on its business and market. Through our Gaming Operations, we offer gaming operators a wide range of rental (also known as participation or recurring revenue) options for our gaming devices and content. Operating gaming devices under a rental arrangement often requires us to invest significant capital in manufacturing the gaming device and related equipment, purchasing signs and seating, and, in certain cases, acquiring intellectual property rights. These rental devices are available as linked progressive systems, rental and daily-fee games, video lottery systems, and centrally determined systems.

Linked Progressive Systems

We offer our customers gaming devices featuring a common jackpot or prize award that can be linked (within a casino, in a local-area network, or among multiple casinos within a market or jurisdiction) in a wide-area network. We typically offer progressive gaming devices to customers under a daily-fee arrangement based on a percentage of the money wagered on the participating gaming devices. In many cases, we use a portion of these revenues to fund the ultimate payment of the jackpot awards. We market our linked progressive systems under titles such as Betty Boop's Love Meter™, Golden Pharaoh™, Money Vault™, Instant Fortune™, Ultimate Tower of Power™, Quarter Million$™, Millionaire Sevens™ and 1,000,000 Degrees™. In addition, during the second half of fiscal year 2012, we introduced our new Cash Connection™ wide-area progressive link with identifiable brands including GREASE™, Michael Jackson King of Pop™, and our Cash Spin Jackpot™. As of June 30, 2012, we had a total of 1,792 linked progressive systems.

Rental and Daily-Fee Games

We offer a variety of non-linked games and content on a rental basis for either a fixed daily fee or a fee based on the percentage of the net win generated by the gaming device. Many of these games are available as both wide-area progressives ("WAP") and flat-fee near-area progressives ("NAP"). This category includes both gaming devices in which we retain ownership and charge a daily fee for the use of the gaming device, and gaming devices our customers purchase which are classified as game sales revenue. Gaming devices in which we retain ownership and charge a daily fee include rental and maintenance of the gaming device and licensing of the game content. For gaming devices our customers purchase, we provide the game content under a usage-fee arrangement that results in a lower daily-fee than leasing the entire gaming device. We market our rental and daily-fee games under titles including GREASE, Michael Jackson King of Pop, Money Vault, Money Talks™, Golden Pharaoh, Cash Spin Jackpot, Money Wheel™, Vegas Hits Roadtrip™, Betty Boop's Love Meter, Cash Spin, Hot Spin™, Vegas Hits™, Cash Wizard, Ultimate Tower of Power, Hot Shot Progressive Cash Wheel™, Fireball™, 77777 Jackpot™, Reel Money™, Hot Shot Progressive®, Quick Hit Platinum™, Reel Winners™, Hee Haw®, and Monte Carlo™, among others. As of June 30, 2012, we had a total installed base of rental and daily fee games of 14,890 units.

Video Lottery Systems

We offer video and spinning-reel devices that can operate either as stand-alone devices or as units that interact with (or can be monitored by) a central system maintained by government agencies. The financial model for this market requires us to build, deploy, and maintain the devices, along with providing the related equipment in return for a share of the net win generated by the device for a contractually fixed period of time.

Through a competitive bidding process, we, and prior to our acquisition thereof in March 2004, Sierra Design Group ("SDG"), were each awarded approximately 25 percent of the initial New York State Lottery ("NYSL") terminals to be installed at horseracing facilities throughout the state. As of June 30, 2012, we earned recurring revenue from our installed base of 9,281 video lottery devices operated by NYSL. We also earn recurring revenues from 2,437 video lottery devices deployed at horseracing and other gaming facilities under agreements with the Delaware State Lottery Commission and Maryland State Lottery Commission.

Centrally Determined Systems

We offer video and spinning-reel devices that connect to a central server, which determines the outcome of the games. These systems primarily operate in Native American casinos in Washington, Oklahoma, and Florida, as well as Mexico. In some of these jurisdictions, our customers purchase our gaming devices and we classify the purchases as game sales revenues. In other jurisdictions, our customers rent the gaming device and we classify the rental payments as gaming operations revenues. In each case, for the use of our central determination software, we receive either a fixed daily fee or a percentage of the net win generated by the devices connected to the system. As of June 30, 2012, the total installed base of gaming devices connected to our centrally determined systems totaled 47,633.

In December 2005, we began selling centrally determined gaming devices in Mexico. In that market, we sell gaming devices for an upfront fee, and classify the purchases as game sales revenues. We also derive a daily fee equal to a percentage of the net win for providing a system network, gaming content, and monitoring, maintenance and consulting. As of June 30, 2012, 9,449 of the total installed base of gaming devices connected to our centrally determined systems were deployed in Mexico. Included in the total installed base of centrally determined games in Mexico are 6,981 iVIEW in-game player-communication units installed in non-Bally games, in which we charge a system connection fee. The total installed base of centrally determined games noted above includes the iVIEW units in Mexico.

System Solutions

We offer core, industry-leading slot, casino and table management systems (collectively, "casino management systems") that help our customers improve communication with players, add excitement to the gaming floor, and enhance operating efficiencies through greater automation, reporting, and business intelligence. Our comprehensive suite of cutting-edge technology solutions provides gaming operations of every size with a wide range of marketing, data management and analysis, accounting, player tracking, security, and other software applications and tools to more effectively manage their operations. We also provide technologies to deploy a networked, server-based gaming environment, complete with a command center solution for centralized management and control.

Our systems have evolved in recent years as we have taken significant steps to improve our casino management systems offerings. In fiscal year 2009, we released our core systems' Version 11, a powerful platform re-engineered to game-changing technology levels. Version 11 provides gaming operators with easy-to-use graphical interfaces; vertical and horizontal scalability; state-of-the-art distributed architectures; and support for multiple languages and currencies.

Today, there are more than 300 casinos that have installed Version 11. The improvements in our core systems platforms resulted in a reliable and scalable foundation of slot, casino and table management systems. This solid, world-class core infrastructure and a unified strategic product roadmap have enabled us to implement new and innovative solutions for marketing, bonusing, and server-based gaming. In fiscal year 2011, we released several innovative products on Version 12 including new bonusing applications within our Elite Bonusing Suite™; predictive analytics within our Bally Business Intelligence™; and intelligent way-finding within Bally CoolSign®.

Over the past several years, gaming content and systems applications have merged into a single gaming-floor network architecture. In response, we have evolved the functionality of our systems from basic automation of manual activities to highly integrated applications. Using our systems, gaming operators gain useful features such as active, real-time monitoring tools for gaming devices, tools to collect and manage customer data, security to protect against theft and data loss, the ability to track and reward players, and marketing programs to enhance the gaming experience.

As the gaming industry continues to evolve, some operators have embraced new server-based and high-speed network technology. Many have opened new operations that employ high-speed Ethernet connections on their floors, and many others are upgrading to high-speed networks. We partner with our customers to help them add network and server-based solutions to their existing systems, whether on a floor-wide basis, in smaller sections of the floor, or on selected banks of games. Once installed, these solutions increase efficiency and labor savings. More importantly, they provide operators with new and more efficient ways to communicate with their players. By marketing at the point-of-play and delivering floor-wide tournaments, bonusing events, and second-way-to-win games, operators increase their return on investment and create even more excitement for players across the gaming floor.

We believe we are the only provider in the industry that offers such a wide selection of technology platform options to its customers. More than 435,000 slot machines are connected to our Systems at more than 600 locations around the world.

Our Systems business comprises three key facets:

  •
  Hardware, including our iVIEW and Display Manager (DM) player-user-interface devices and specialized system-based products. Over the last two fiscal years, hardware sales have accounted for approximately 35 percent of Systems revenue;

  •
  Software and services, including licenses of our core systems and suite of player tracking, bonusing, and marketing applications and customized system solutions. Over the last two fiscal years, sales of software and services accounted for approximately 30 percent of Systems revenue;

  •
  Maintenance, providing access to future enhancements or upgrades to the system software for a fee based on a percent of the license fee. Over the last two fiscal years, ongoing maintenance fees accounted for approximately 35 percent of Systems revenue.

Casino Management Systems

The various system-based hardware and software products in our casino management systems offer gaming operators many benefits including: player-loyalty solutions that are comparable to frequent guest programs found in other leisure and retail industries; database marketing and table-game accounting solutions including the calculation of all revenue and expense-related items; and cage and credit accountability for all extensions of cage and credit cash balancing functions. We designed and deployed these systems in both domestic and international markets so that they would be and adaptable to foreign languages and currencies.

Our solutions, which support GSA protocols, operate on common platforms such as Windows ®, AS/400 (iSeries®), Linux, and UNIX. By supporting these platforms, we allow our customers to choose a technology solution that meets their existing or future infrastructure requirements.

We design our slot-management systems with features for handling slot monitoring, accounting, and operations, as well as bonusing, sweepstakes, promotions, cashless transfer, ticketing, jackpots, promotional coupons, redemptions, and soft count.

Our TableView real-time table-rating and player-tracking solution takes automated management of table-game activities directly to the casino pit with a high-tech touch screen.

The Bally Business Intelligence applications, which span across all our casino management systems, bring state-of-the-art data analytics to a gaming operator's key executive and marketing-management teams. Executive dashboards, slot floor data, and transaction visualization, empower gaming operators to analyze customer activity and make quick decisions about products, floor layouts, and marketing programs that can significantly enhance revenue and profits.

iVIEW Player-Communication Network

Our server-based iVIEW network serves as a way to communicate with players directly at the point-of-play. This network allows gaming operators to present messages in a split or full screen format on the main game display of any touch-screen- equipped gaming device without interrupting traditional game play. We created picture-in-picture-style technology, using an LCD screen and accompanying hardware and software that reside in the gaming device, for the iVIEW DM player-user-interface (also operating on the iVIEW network).

Our iVIEW network also works with our Bally Command Center for server-based download of content, our Elite Bonusing Suite of floor-wide bonusing applications, our Bally CoolSign media management solution, and other new technologies under development. iVIEW and iVIEW DM work on almost any manufacturers' gaming devices that have a touch screen and are backward and forward compatible, so they protect operators' invested capital.

The iVIEW DM solution, with all its capabilities, is especially effective for marketing to players at the point of play. This picture-in-picture-style technology facilitates enhanced communication and customer-service functions such as beverage service, floor mapping, and real-time perishable promotions without interrupting game play. iVIEW DM can also be used to create excitement on the casino floor with floor-wide bonusing events; game-in-games; second-chance-to-win games; floor-wide slot tournaments; interactive virtual racing events; time-based promotions; targeted, customized player messaging; and bonuses on birthdays, anniversaries and holidays. iVIEW and iVIEW DM can even work in conjunction with the casino's player data to offer customized content based on gender, age, and provide player preferences.

We can implement iVIEW DM across entire gaming floors, in smaller sections of floors, or bank-by-bank based on casino operator preference and capital budgets.

Elite Bonusing Suite

The Elite Bonusing Suite gives our customers a way to reward their patrons right at the point-of-play via the iVIEW network. This technology retains current players, attracts new ones, and increases player value. Bonusing applications on the Elite Bonusing Suite server allow operators to tailor and automate promotions using server-based applications such as Virtual Racing™, DM Tournaments™, U-Spin Bonusing™, Power Winners™, Dynamic Random Bonusing™, Video Poker Bonusing™, iVIEW Messaging™, Flex Rewards™, and Lucky Match Bonusing™.

Bally CoolSign Media Management Solution

Bally CoolSign is the gaming industry's leading gaming centric media management tool that enables gaming promotions and/or gaming information, triggered through any of our products, to be displayed onto any digital display in the casino resort or the casino enterprise. Through digital signage that integrates with lighting and sound systems, CoolSign adds excitement to the casino floor and across the casino resort, even extending to compatible outdoor displays.

Casinos that offer the iVIEW, iVIEW DM, and CoolSign products often use these products in concert to create powerful, floor-wide virtual-racing, slot tournaments, and player-bonusing events so their patrons can fully experience the action and excitement not only on the gaming device, but on large media displays throughout the casino resort.

Bally Command Center

Our server-based command center enables gaming operators to download marketing content on iVIEW and iVIEW DM displays. They can also configure gaming device pay tables and game play options, deliver new game content and game libraries, and perform updates of game firmware such as ticket printers and bill acceptors in a matter of minutes via a central server, rather than having to implement updates on each device.

Systems-Delivered Floor-Wide Player Engagement and Bonusing Events

Casino operators consistently face the challenge of coming up with creative ways to attract and retain players, generate additional revenue, and increase retention rates. To overcome these challenges, casinos are using technology to change the player experience in their properties by communicating marketing promotions and special events to players directly on the game screen across banks of games, in sections of the casino, and even across the floor.

Using a combination of our iVIEW DM picture-in-picture player-user-interface and the Elite Bonusing Suite innovations, casino are creating exciting tournaments and special promotional events on demand to enhance the player experience and to build player loyalty. Casinos are enhancing the player experience using community floor-wide events through the Elite Bonusing Suite's Virtual Racing application to promote excitement and participation across the casino floor. Using the DM Tournaments' application; casinos are staging their tournaments as group or individual start events, and converting their games to regular-play mode in a matter of minutes. This flexibility allows operators to identify what machines will be placed in tournament mode and instead of physically having tournament machines on standby, any bank of machines or any individual machine on the gaming floor can become a tournament game almost instantaneously.

This backward-compatible player-centric bonusing technology supports multiple manufacturers' games with a touch-screen display. As a result, all players across properties can now have the same game experience no matter which manufacturer's machine they are playing. In fiscal year 2012, we partnered with casino operators hosting several Elite Bonusing Suite floor-wide player engagement and bonusing events. Each of these events not only increased return-on-investment and property exposure, but they also generated large crowds of players and helped to build and attain player loyalty without interrupting game play.

Interactive Solutions

Bally Interactive encompasses our mobile and online initiatives and related product offerings that provide operators a variety of solutions designed to help develop, deploy, and manage their interactive presence, or enhance their existing presence if already in place. By offering mobile and online play-for-free and wager-based gaming products, we expect to integrate our cross-platform solutions with core casino patron, slot-management, and business-intelligence systems. This "single view of the player" will give casino operators enterprise-wide analytics and the ability to employ multi-channel promotions and bonusing to patrons on the casino floor, at home, or on the move.

Online

Our online solutions are designed to enable casino operators the ability to offer players a complete online gaming experience through our iGaming Platform and Remote Gaming Server—whether it be play-for-free or wager-based gaming products on computers or mobile devices. Our open, cloud-based iGaming Platform, enable operators to choose "best-in-class" poker, slot, table, and other gaming content from various providers. This content is delivered via our Remote Gaming Server, allowing access to the entire library of games and one-time integration. We were the first in the United States to be awarded an online gaming license in the State of Nevada in June 2012, and expect to pursue additional online gaming licenses in domestic and foreign jurisdictions.

Mobile

With our acquisition of MacroView Labs, we offer or have created mobile apps and mobile websites for dozens of casinos around the world. Our apps are designed as casino "concierge" apps, providing operators the opportunity to attract new players, enhance their patrons' casino resort visit, and sell more to them via their phones or mobile tablets. Apps can include popular casino games, player's club sign-up and account information, hyper-targeted offers, show previews, room and restaurant bookings, feedback surveys, menus, interactive maps, and many other features. Utilizing our cloud-based mobile technology platform, casinos can manage their entire portfolio of mobile websites and native apps for

iPhone®, iPad®, Android™ phone, Android® tablet, BlackBerry®, and other devices from a single content management system.

Research and Development

Our R&D activities are directed toward the development of world-class games and systems technologies, continually evolving our product line. In addition, we devote R&D resources to researching future technologies and products. Due to our customer-centric nature, we also focus on custom development of applications and solutions for gaming operators. Often, these solutions become part of our general product portfolio.

Our R&D is far-reaching in scope, with major centers in Las Vegas and Reno, Nevada, and Bangalore and Chennai, India; and smaller centers in Nice, France and throughout North America. Various business groups across the globe execute our R&D initiatives, and this decentralized approach enables us to more easily recruit and retain top talent to develop games and systems specific to each market. We centrally manage key cross-business group product initiatives to prioritize and align our R&D activities across these teams. In addition, we may augment our R&D initiatives through third-party development agreements with outside companies, or by entering into agreements with companies that have similar areas of focus.

Our total expenditures for R&D were $96.2 million, $88.1 million, and $80.3 million during the years ended June 30, 2012, 2011 and 2010, respectively. The increase in R&D expenditures over this three-year period reflects our corporate focus on our technology assets, the expansion of technical resources, and the competitive landscape that requires continuous development of future generations of gaming products and systems.

Sales and Marketing

Our direct sales force consists of approximately 65 employees located in multiple offices, primarily in North America. To a lesser extent, we also employ an independent distributor network to distribute our products. The agreements we have with distributors generally specify minimum purchases and provide that we may terminate the relationship if certain performance standards are not met.

We sell gaming devices throughout our fiscal year, and contracts may be for anything from a small quantity of units to several thousand. We conduct one-on-one meetings with our customers to demonstrate our products at their locations, host customers at private demonstrations in our offices or at offsite venues, and participate in a number of trade shows and conferences domestically and internationally each year. In certain cases, we respond to competitive requests for proposal from private and public entities seeking to purchase gaming equipment.

For casino enterprise system sales, we give our customers the option of signing separate hardware and software maintenance agreements at the time of sale. Typically, these agreements are for one-year terms and automatically renew unless canceled in writing by either party. After an initial warranty period, usually 90 days, we invoice customers monthly for hardware and software maintenance fees that provide for, among other things, repair or replacement of malfunctioning hardware and software, software version upgrades, and on-call support for software.

Often, the sale of enterprise systems is a long process, at times extending beyond one year. A potential systems customer usually will conduct a formal evaluation and selection of a vendor. The level of sales available to us at any time can vary materially due to a number of factors, including the capital budgets of our customers, availability of new product modules, timing associated with regulatory approvals, and the success and features contained in the products sold by our competitors. The price paid for a full system also can vary materially from customer to customer depending on factors, such as the size of the gaming operation and the complexity and number of functions contained in the system specified.

Global Marketing

Our global marketing program is designed to support our sales team providing branding, public relations, promotions, product marketing, and extensive market-research activities.

We build brand awareness and generate demand through our own direct marketing as well as co-marketing programs with our casino customers. We direct market through print, e-mail, and web-based advertising, as well as media relations, industry trade shows, conferences, and events, and gaming industry and player/consumer communications. We primarily target business audiences focusing on heightened awareness of and demand for our games and systems solutions.

We currently have 24 dedicated marketing team members, who conduct casino-operator and player research, and provide pre and post-product launch support, as well as corporate marketing support in the areas of internal and external communications, community relations, marketing events, international marketing, and graphic design. Over the past several years we have significantly increased our use of focus groups to support product development. These focus groups are an important tool for acquiring feedback on new and not-yet-released products before they are broadly released to the market; they allow us to make customer-driven improvements to products before we invest in widespread product releases.

Discontinued Operations

The Rainbow Casino, located in Vicksburg, Mississippi, began operations in July 1994. On April 5, 2010, we entered into a definitive purchase agreement to sell the Rainbow Casino. The sale closed on June 8, 2010. Under the terms of the agreement, we received approximately $80.0 million in an all-cash transaction.

During fiscal year 2010, we recognized a gain on the sale of Rainbow of $22.1 million (net of approximately $12.2 million in income taxes). During fiscal year 2011, we recognized a loss on the sale of Rainbow of approximately $0.4 million, net of income taxes, for certain post-closing adjustments. The results of its operations for the years ended June 30, 2011 and 2010 were classified as discontinued operations because we do not receive significant cash flows from the Rainbow Casino after the sale.

Product Markets

We believe that the total base of installed gaming devices in North America is approximately 987,000 units, with approximately 889,000 units in the U.S. alone. This total includes land-based, riverboat, and Native American casinos, as well as video lottery markets. Replacement of existing units, new casino openings or expansions, and the legalization of gaming in new markets are primary drivers of new sales opportunities for gaming devices in the U.S. and Canada. The gaming industry also continues to expand in international markets. Currently, our primary international markets are Europe, Latin America, South America, Mexico, and Asia-Pacific. We regularly evaluate opportunities to expand our business into additional international markets, examining the risks involved such as those described in Item 1A, Risk Factors.

We distribute our gaming devices through direct sales efforts and a small number of distribution arrangements. Staff conducts our international business primarily from offices in Amsterdam, Netherlands for customers in Europe; Puerto Rico for customers in the Caribbean and Latin America; Buenos Aires, Argentina for customers in South America; Mexico City for customers in Mexico; Macau, China for customers in Asia-Pacific; Sydney, Australia for customers in Australia and New Zealand; and Boksburg, South Africa for customers in South Africa.

The primary markets for casino enterprise systems are the U.S. and, to a lesser extent, Canada, South America, Europe, the Pacific Rim and the Caribbean/Latin America, but new international markets are constantly emerging. New casino openings, expansions, upgrades of existing facilities, and the competitive replacement of other systems overseas are increasing the market for casino enterprise systems across the globe. We also generate new system sales through the introduction of innovative hardware and software products. In many cases, domestic regulations require the implementation of a system as part of a customer's operational requirements; yet, international markets have only recently begun the full implementation of such systems. We believe, as these markets mature and grow more competitive, the use of systems will become more common.

Competition and Product Demand

The demand for gaming devices, content, and systems varies depending on the level of new construction and renovation of casinos as well as market and legislative conditions that might generate the need for new and replacement equipment and product innovation. For the year ended June 30, 2012, our 10 largest customers, including customers with multiple casino properties, accounted for approximately 22% of gaming device sales.

Regulatory requirements in each applicable jurisdiction drive the demand for casino enterprise systems, as do gaming operators' needs to properly track device and player activity, and to establish and compile individual device and player profitability and other demographic information to stay competitive. These capabilities enable casinos to develop or enhance marketing strategies. As more and more gaming operators move to high-speed networked floors, we expect the demand for new systems technologies to increase. Customers will replace older systems with new network and server-based systems solutions that enable activities such as centralized management and floor-wide events and tournaments on each gaming device. We derive revenues for casino enterprise systems from selling products to new and existing customers. For the year ended June 30, 2012, the 10 largest casino enterprise system customers, that include certain multi-site operators, accounted for approximately 49% of systems revenues, with the largest customer accounting for 9% of these revenues.

We compete with a number of domestic and international businesses in the geographic markets where we operate. Our ability to compete effectively depends on a number of factors including our product quality and depth, pricing, financing terms, regulatory approvals, the successful development and protection of intellectual property, and the success of our distribution, sales and service levels.

International Game Technology ("IGT") is the market leader in the North American gaming device market. Some of our other competitors currently include Ainsworth Game Technology Ltd., Aristocrat Leisure Limited ("Aristocrat"), Aruze Gaming America, Inc., GTECH Holdings Corporation ("GTECH"), Konami Co. Ltd. ("Konami"), Novomatic AG, Recreativos Franco, S.A., Unidesa Gaming and Systems, and WMS Industries, Inc. ("WMS").

The competition for casino enterprise systems is also significant. Product feature and functionality, accuracy, reliability, service level and pricing are among the factors that determine how successful providers are in selling their systems. Our principal competition in casino enterprise systems currently includes IGT, Aristocrat, Konami and several smaller providers in the international market. Competition is intense in this market due to the number of providers and the limited number of casinos and jurisdictions in which they operate.

Global Headquarters, Technology Campuses, Manufacturing and Assembly Operations

Global Headquarters

Our global headquarters is located in Las Vegas, Nevada at 6601 South Bermuda Road. Our approximately150,000 square foot facility is used for corporate administrative functions as well as to accommodate the design, assembly and distribution of gaming equipment and casino management systems' hardware and to meet product design demands and varying levels of volume requirements.

Las Vegas and Reno Technology Campus

We lease an additional 36,000 of office space next door to our global headquarters facility in Las Vegas for a Technology Campus for our game development, advanced development, and project management teams. In addition, we lease 82,875 square feet in Reno, Nevada, which provides a larger campus-style environment that accommodates the growth of our game development, system development, product management, and administrative functions in northern Nevada.

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

Patent, Copyright and Trade Secret Protection

We have been a long-standing participant in the development of intellectual property in our industry. While we do not believe that any single patent or series of patents or other intellectual property is crucial to our business, we use a combination of patents, copyrights, trade secrets, trademarks and proprietary information to maintain and enhance our competitive position, protect our products, and defend against litigious competitors. We have been granted over 425 patents related to games and systems, most of which are unexpired, and have approximately 600 patent applications pending in the United States as well as in many foreign countries. The expiration dates of these patents vary and are based on their filing and issuances dates. We intend to continue to actively file for patent protection, where such filings are commercially reasonable, within and outside the United States. We also seek protection for a large number of our products by registering hundreds of trademarks in the United States and various foreign countries. Under permission or license agreements with third parties, we also sell products covered by independently filed copyrights and trademarks. Typically, these contracts require us to pay royalties to the licensing party. Royalty expenses are included in cost of gaming and systems in our consolidated financial statements included in this report.

Employees and Labor Relations

As of June 30, 2012, we and our subsidiaries employed approximately 3,146 individuals worldwide. None of our employees are covered by collective bargaining agreements. We believe we have satisfactory relationships with our employees.

Financial Information

The other financial information that is required to be included in this Item 1, Business is set forth in Item 6, Selected Financial Data with respect to our revenues, profits and losses, and assets, and in Note 14 to the consolidated financial statements, Segment and Geographical Information with respect to domestic and foreign revenues and assets.

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

In December, 2011, the Nevada Gaming Commission adopted regulations implementing the Nevada Act's provisions authorizing interactive (online) gaming. The nation's first regulatory scheme for such activity provides that only licensed manufacturers of interactive gaming systems and licensed interactive gaming service providers may offer interactive gaming systems and related services to Nevada licensed interactive gaming service operators. On June 21, 2012, the Nevada Gaming Commission approved the application of our subsidiary Bally Gaming, Inc., for such licenses.

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

In March 2011, the Nevada Commission granted us prior approval to make public offerings of our securities for a period of two years, subject to certain conditions ("Shelf Approval"). The Shelf Approval is not a finding, recommendation, or approval by the Nevada Commission as to the accuracy or inaccuracy of the prospectus or the investment merits of the securities offered. Any contrary representation is unlawful.

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

Our success is dependent on our ability to develop and sell new products that are attractive to casino operators and other gaming enterprises and their customers, for both land-based and online gaming operations. Furthermore, if our land-based or online gaming content does not meet or sustain revenue and profitability expectations, they may be replaced by our competitors' products or removed altogether or we may experience a reduction in fees generated from our arrangements. Therefore, our success depends upon our ability to continue to design, manage and frequently market and update technologically sophisticated land-based and online products that meet our customers' needs regarding ease of use and adaptability, and that are unique and entertaining such that they achieve high levels of player appeal and sustainability. If our competitors develop new game content and technologically innovative products and we fail to keep pace or we are otherwise unable to obtain, maintain or manage the level of complexities arising from new gaming technologies, whether land-based or online, our business could be adversely affected. Further, our land-based products could suffer a loss of floor space to table games or other more technologically advanced games.

The demands of our customers and the preferences of the end players are continually changing. There is constant pressure to develop and market new game content and technologically innovative products. Our revenues are dependent on the earning power and life span of our games. We therefore face increased pressure to design and deploy new and successful game content to maintain our revenue and remain competitive. The success of newly introduced technology and products, such as our Pro Series cabinets and ALPHA 2 platform, our iView Display Manager and our mobile and online gaming platform, is dependent on customer and end player acceptance as well as the reliability and performance of our products. Our customers will generally only accept a new product if we can show that it is likely to produce more revenue and net wins than our existing products and our competitors' products. While we feel we have been successful at developing new and innovative products, our ability to do so could be adversely affected by:

  •
  a decline in the popularity of our gaming products with end players;

  •
  a decision by our customers to reduce the number of gaming devices on their gaming floor;

  •
  a decision by our customers or the gaming industry in general to cut back on purchases of new gaming devices or to cancel or return previous orders, content, or systems in anticipation of newer technologies;

  •
  an inability to roll out new game content, services or systems, whether land-based or online, on schedule due to delays in regulatory product approval in the applicable jurisdictions; and

  •
  an increase in the popularity of our competitors' games.

We have invested and intend to continue to invest significant resources in research and development efforts. We invest heavily in a number of areas including product engineering development for game and system-based hardware, software and game content. If a new product does not gain market acceptance, our business could be adversely affected. Most directly, if a product is unsuccessful we could incur losses and also be required to increase our inventory obsolescence charges. There is no assurance that our investments in research and development will lead to successful new technologies or timely new products.

Further, our newer products are generally technologically more sophisticated than those we have produced in the past and we must continually refine our production capabilities to meet the needs of our product innovation. If we cannot adapt our manufacturing infrastructure to meet the needs of our product innovations, if we are unable to make upgrades to our production capacity in a timely manner, or if we commit significant resources to upgrades for products that are ultimately unsuccessful, our business could be adversely affected. In addition, because of the sophistication of our newer products and the resources committed to their development, they are generally more expensive to produce. If the increase in the average selling price of these new products is not proportionate to the increase in production cost, in each case as compared to our prior products or, if the average cost of production does not go down over time, whether by reason of long-term customer acceptance, our ability to find greater efficiencies in the manufacturing process as we refine our production capabilities or a general decrease in the cost of the technology, our margins will suffer.

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

The demand for entertainment and leisure activities tends to be highly sensitive to consumersfdisposable incomes, and thus can be affected by changes in the economy and consumer tastes, both of which are difficult to predict and beyond our control. Unfavorable changes in general economic conditions, including recession, economic slowdown, sustained high levels of unemployment, and higher fuel or other transportation costs, may reduce disposable income of casino patrons or result in fewer patrons visiting casinos, whether land-based or online. As a result, we cannot ensure that demand for our products or services will remain constant. Continued adverse developments affecting economies throughout the world, including a general tightening of the availability of credit, decreased liquidity in many financial markets, increasing interest rates, increasing energy costs, acts of war or terrorism, transportation disruptions, natural disasters, declining consumer confidence, sustained high levels of unemployment or significant declines in stock markets, as well as concerns regarding epidemics and the spread of contagious diseases, could lead to a further reduction in discretionary spending on leisure activities such as gambling. Any significant or prolonged decrease in consumer spending on leisure activities could greatly affect the gaming industry, causing some or all of our customers to decrease spending or ultimately declare bankruptcy, each of which would adversely affect our business. If we experience a significant unexpected decrease in demand for our products, we could incur losses and also be required to increase our inventory obsolescence charges.

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

We have also provided financing for expansion or construction of gaming locations and other business purposes, including amongst other things, to assist customers with upfront payments to obtain gaming licenses abroad. These financing activities subject us to increased credit risk in certain regions, which could be exacerbated by unfavorable economic conditions or other political or economic instability in those regions. In addition, the repayment of these loans by the customer are contingent upon their operating performance which may be affected by delays in regulatory approval, as well as delays in the construction and opening of the individual gaming locations. Without the operation of gaming activities our customers may not be able to repay these loans. For example, we loaned a significant amount to an undercapitalized customer in Italy with limited operations to allow it to make advance payments necessary to obtain gaming licenses. If the customer does not otherwise commence gaming activities it will not be able to repay the loan. Finally, any repayments by these customers may also be affected by disputes that may arise from time to time between us and the customer in question. We have in the past and may in the future incur losses on these types of investments and loans. We monitor our investments and financing activities to assess impairment on a quarterly basis. Our results of operations, liquidity, or financial position may be negatively impacted if we are unable to collect on loans or profit from our investments.

The gaming industry is intensely competitive. We face competition from a number of companies, some of whom have greater resources, and if we are unable to compete effectively or expand into new markets, our business could be negatively impacted.

Competition among wager-based gaming companies is intense and is primarily based on the amount of profit our products generate for our customers in relation to our competitors' products. Additionally, we compete on the basis of price and financing terms made available to customers, the appeal of game content and features to the end player, and the features and functionality of our hardware and software products. There are a number of established, well-financed companies producing both land-based and online gaming products and systems that compete with our products. Some competitors may have access to greater capital resources than we do and as a result may be better positioned to compete in the marketplace.

Competition in the gaming industry is intense due to the limited number of casino operators and other gaming enterprises and jurisdictions in which they operate. Price, accuracy, reliability, and product features and functions are among the factors affecting a provider's success in selling its products. Obtaining space and favorable placement on casino gaming floors is also a competitive factor in our industry and our competitors with larger installed bases of gaming devices may have an advantage in obtaining or retaining more favorable placement than our products. Consolidation among the casino operators and cutbacks in spending by some operators due to the downturn in the economy has increased the level of competition among providers significantly as the amount of capital spend from casino patrons has decreased.

Because of the level of competition we face, our success and profitability is dependent in part on our ability to successfully enter new markets as well as new channels of distribution, such as mobile and online gaming. However, because the rate of growth of gaming in North America has diminished and machine replacement is at historically low levels, the competition has only intensified. Any protracted slowdown in the establishment of new gaming jurisdictions or delays in the opening of new or expanded casinos and continued declines in, or low levels of demand for, machine replacements, or any ability of ours to successfully expand into new channels of distribution such as mobile and online gaming could further heighten the competition we face and adversely affect the demand for our products and our future profits.

Unfavorable political developments, weak foreign economies and other risks related to non-U.S. jurisdictions may hurt our financial condition and results of operations.

Our business is dependent on international markets for a portion of our revenues. As of June 30, 2012, we had approximately $115.1 million of net accounts and notes receivable (current and long-term), or approximately 35 percent of our total net accounts and notes receivable, from customers in foreign countries. We expect that receivables with respect to foreign sales will continue to account for a significant portion of our total accounts and notes receivable outstanding. Our business in these markets is subject to a variety of risks, including:

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

We also operate in a number of tribal jurisdictions with sovereign immunity that present risks we generally do not encounter in U.S. jurisdictions.

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

We are heavily dependent on the gaming industry. A decline in demand for our products in the gaming industry could adversely affect our business. Demand for our products is driven primarily by the replacement of existing products as well as the expansion of existing casinos and the opening of new properties in existing and new jurisdictions as well as the opening of new channels of distribution, such as mobile and online gaming. Because a significant portion of our sales come from repeat customers, our business could be affected if one of our customers is sold to or merges with another entity that utilizes the products and services of one of our competitors or that reduces spending on our products or causes downward pricing pressures. Such consolidations could lead to order cancellations or negatively impact pricing and purchasing decisions or result in the removal of some or all of our products. Also, any fragmentation within the industry creating a number of smaller, independent operators with fewer resources could also adversely affect our business as these operators might cause a further slowdown in the replacement cycle for our products or otherwise adjust the number and frequency of orders they place with us to save money.

The gaming industry is heavily regulated, and regulatory changes may adversely impact our ability to operate or expand.

The manufacture and distribution of gaming devices, development of systems and the conduct of gaming operations, whether land-based or online, are subject to extensive federal, state, local and foreign regulation by various gaming authorities. Each of our games and systems hardware and software must be approved in each jurisdiction in which it is placed. Our ability to continue to operate in certain jurisdictions or our ability to expand into new jurisdictions or our ability to launch new product offerings could be adversely affected by:

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

The enactment of unfavorable legislation or government efforts affecting or directed at manufacturers or gaming operators, whether land-based or online, such as referendums to increase gaming taxes or requirements to use local distributors, would likely have a negative impact on our operations.

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

Although the jurisdictions in which we operate vary in their specific requirements, virtually all jurisdictions, including those into which we may expand in the future, require licenses, permits, qualification documentation, including evidence of integrity and financial stability, and other forms of approval to engage in gaming operations or the manufacture and distribution of gaming devices. In addition, any license, permit or approval may be revoked, suspended or conditioned at any time. Our officers, directors, major stockholders, and key personnel are also subject to significant regulatory scrutiny. If regulatory authorities determine that any person is unsuitable to work in the gaming industry, we could be required to terminate our relationship with that person. To our knowledge, we and our key personnel have obtained, or applied for, all government licenses and approvals necessary to conduct our activities in the jurisdictions that we operate. However, there can be no assurance those licenses or approvals will be renewed in the future, or that new forms of approval necessary to operate will be granted.

Compliance with environmental, data privacy, health and safety laws and regulations, including new regulations requiring higher standards, may increase our costs, limit our ability to utilize our current supply chain, and force design changes to our products. These changes could reduce the net realizable value of our inventory, which would result in an immediate charge to our consolidated income statements. Non-compliance could negatively impact our operations and financial position as a result of fines, penalties, and the cost of mandated remediation or delays to our manufacturing.

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

In addition, our business is dependent in part on the intellectual property of third parties. For example, we license trademarks and other intellectual property from third parties for use in our gaming products. Our future success may depend upon our ability to obtain licenses to use new marks and our ability to retain or expand existing licenses for certain products. If we are not able to obtain new licenses or renew or expand existing licenses, we may be required to discontinue or limit our use of such products that use the licensed marks and our financial condition, operating results or prospects may be harmed.

Our gaming products, particularly our wide area progressive networks, centrally determined systems and our mobile and online gaming platform, may experience losses due to technical difficulties or fraudulent activities.

Our success depends on our ability to avoid, detect, replicate and correct software and hardware errors and fraudulent manipulation of our products. All of our products are designed with security features to prevent fraudulent activity. However, we cannot guarantee that these features will effectively stop all fraudulent or subversive activities. If our security features do not prevent these types of activities, we could adversely be affected. To the extent any of our products experience errors or fraudulent manipulation, our customers may replace our products with those of our competitors. In addition, the occurrence of errors in, or fraudulent manipulation of, our products may give rise to claims for lost revenues and related litigation by our customers and may subject us to investigation or other action by gaming regulatory authorities, including shutting down our products, suspension or revocation of our gaming licenses or disciplinary action. Additionally, in the event of such issues with our products, substantial engineering and marketing resources may be diverted from other areas to rectify the problem.

Systems, network, telecommunications or other technological failures or cyber-attacks may disrupt our business and have an adverse effect on operations.

Any disruption in our network or telecommunications services could affect our ability to operate our gaming or financial systems, which would results in reduced revenues and customer down time. Our networks are susceptible to outages due to fire, flood, power loss, break-ins, cyber-attacks, network penetration, data privacy or security breaches, denial of service attacks and similar events. Despite our implementation of what we believe to be reasonable and adequate network security measures and data protections safeguards, our servers and computer resources are vulnerable to viruses, malicious software, hacking, break-ins or theft, third-party security breaches, employee error or malfeasance, and other potential compromises. Anyone that is able to circumvent our security measures could misappropriate confidential or proprietary information, including that of third parties, cause interruption in our operations, damage our computers or otherwise damage our reputation and business. Any of the foregoing matters related to unauthorized access to or tampering with our systems or networks in any such event could have a material adverse effect on our financial condition, operating results or prospects.

Our online gaming products are part of a new and evolving industry, which presents significant uncertainty and business risks.

Online gaming is a nascent industry. The success of this industry and our online gaming products such as our mobile and online gaming platform will be affected by future developments in social networks, mobile platforms, regulatory developments, data privacy laws and regulations and other factors that we are unable to predict or control. This environment can make it difficult to plan and can provide opportunities for competitors to grow revenues at our expense. Consequently, our future revenues related to our online gaming products may be difficult to predict and we cannot provide any assurance that these products will gain market acceptance, that they will generate revenues at the rates we expect or will be successful in the long run.

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

Changes in laws or regulations or the manner of their interpretation or enforcement could adversely impact our financial performance and restrict our ability to operate our business or execute our strategies.

New laws or regulations, or changes in existing laws or regulations or the manner of their interpretation or enforcement, could increase our cost of doing business and restrict our ability to operate our business or execute our strategies. This includes, among other things, the possible taxation under U.S. law of certain income from foreign operations, and compliance costs and enforcement under the Dodd-Frank Wall Street Reform and Consumer Protection Act. For example, under Section 1502 of the Dodd-Frank Act, the SEC has adopted additional disclosure requirements related to the source of certain "conflict minerals" for issuers for which such "conflict minerals" are necessary to the functionality or production of a product manufactured, or contracted to be manufactured, by that issuer. The metals covered by the proposed rules include tin, tantalum, tungsten and gold, commonly referred to as "3TG." Our suppliers may use some or all of these materials in their production processes. The rules require us to conduct a reasonable country of origin inquiry to determine if we know or have reason to believe any of the minerals used in the production process may have originated from the Democratic Republic of the Congo or an adjoining country. If we are not able to determine the minerals did not originate from a covered country or conclude that there is no reason to believe that the minerals used in the production process may have originated in a covered country, we would be required to perform supply chain due diligence on members of our supply chain. Global supply chains can have multiple layers, thus the costs of complying with these new requirements could be substantial. These new requirements may also reduce the number of suppliers who provide conflict free metals, and may affect our ability to obtain products in sufficient quantities or at competitive prices. Compliance costs and the unavailability of raw materials could have a material adverse effect on our results of operations.

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

We have invested, and may continue to invest, in strategic business combinations and acquisitions of important business technologies and intellectual property that we believe will expand our geographic reach, product lines, and/or customer base. Those combinations and acquisitions and any future such transactions may present difficulties in the assimilation of acquired operations, technologies and products, or may prove to be less valuable than the price we paid because of, among other things, a failure to realize anticipated benefits such as cost savings and revenue enhancements or because of the assumption of liabilities in an acquisition, including unforeseen or contingent liabilities in excess of the amounts estimated. In addition, acquisitions can divert management's attention from day-to-day operations and may include substantial transaction costs. We also may encounter difficulties applying our internal controls to an acquired business. Any of these events or circumstances may have an adverse effect on our business by requiring us to, among other things, record substantial impairment charges on goodwill and other intangible assets, resulting in a negative impact on our operating results.

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

As a Nevada corporation, we are also subject to certain provisions of the Nevada General Corporation Law that have anti-takeover effects and may inhibit a non-negotiated merger or other business combination. These provisions are intended to encourage any person interested in acquiring us to negotiate with, and to obtain the approval of, our Board of Directors. Some of these provisions may discourage a future acquisition of the Company, including an acquisition in which the stockholders might otherwise receive a premium for their shares. As a result, stockholders who might desire to participate in such a transaction may not have the opportunity to do so.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

The following sets forth information regarding our leased and owned properties. We believe our facilities are suitable for our needs and we have no future expansion plans that would make these properties inadequate. See Note 9 to the consolidated financial statements, Leases, for information as to our lease commitments with respect to the leased properties.

Bally Gaming Equipment and Systems

Global Headquarters and Manufacturing and Assembly Facility

We maintain our global headquarters and our primary manufacturing and assembly facilities in Las Vegas, Nevada in a facility with approximately 150,000 square feet that we own. The facility is used for corporate administrative functions as well as to accommodate the design, assembly and distribution of gaming equipment and casino management systems' hardware and to meet product design demands and varying levels of volume requirements. We also lease an additional 135,000 square feet of office, warehouse and other rental space in the general area of our main facility.

Las Vegas and Reno Technology Campus

We lease an additional 36,000 of office space next door to our global headquarters facility in Las Vegas for a Technology Campus for our game development, advanced development, and project management teams. In addition, we lease 82,875 square feet in Reno, Nevada, which provides a larger campus-style environment that accommodates the growth of our game development, system development, product management, and administrative functions in northern Nevada.

Innovation Lab

Bally's Global Innovation Lab is located in Pleasanton, California, a major suburb of San Francisco. We lease a facility with approximately 6,250 square feet that allows the Company to draw from the significant high-tech talent that resides in the Silicon Valley.

Other Leased Facilities

India—We lease a total of approximately 105,000 square feet of office and R&D space in Bangalore and Chennai.

Netherlands—We lease a total of approximately 16,000 square feet of office, sales, service and warehouse space in Amsterdam and Diemen.

China—We lease approximately 26,000 square feet of office, sales, warehouse and other rental space in Macau.

South America—We lease a total of approximately 27,000 square feet of office and warehouse space in Buenos Aires, Argentina, Santiago, Chile, Lima, Peru and Montevideo, Uruguay.

In addition to the facilities described above, we maintain leased space in major gaming jurisdictions worldwide including a total of approximately 119,000 square feet of office, sales and service, R&D, warehouse and other rental space throughout the United States, and a total of approximately 45,000 square feet of office, sales and service, R&D and warehouse space in Australia, Canada, Europe,

Mexico, Singapore and South Africa. These facilities are located in the cities listed below. Each property is fully utilized.

United States	Australia, Canada, Europe, Mexico, Singapore and South Africa
Scottsdale, Arizona	Sydney, Australia
Huntington Beach, California	Toronto, Canada
Murrietta, California	Nice, France
San Diego, California	Rheine, Germany
Golden, Colorado	Rome, Italy
Dover, Delaware	Mexico City, Mexico
Davie, Florida	Singapore, Singapore
Kennesaw, Georgia	Kyalami, Midrand, South Africa
Lisle, Illinois	Chestergates, United Kingdom
Effingham, Illinois
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

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange (the "NYSE") under the symbol "BYI". The following table sets forth the high and low closing bid price of our common stock as reported by the NYSE for the periods indicated.

	Price Range of Common Stock
	High	Low
Fiscal Year Ended June 30, 2012
1st Quarter	$41.44	$26.98
2nd Quarter	39.56	25.15
3rd Quarter	47.18	39.37
4th Quarter	48.55	44.27
Fiscal Year Ended June 30, 2011
1st Quarter	$35.37	$30.75
2nd Quarter	43.59	34.03
3rd Quarter	43.41	34.58
4th Quarter	41.01	35.75

As of August 20, 2012, we had approximately 3,900 holders of record of our common stock and the closing price on the NYSE was $43.95.

Dividend Policy

We have never declared or paid cash dividends on our common stock. Our credit agreement materially limits our ability to pay dividends on our common stock, as discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 8 to the consolidated financial statements, Long-Term Debt. We intend to follow a policy of retaining earnings to finance the growth of our business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on our common stock will be at the sole discretion of our Board of Directors and will depend on our profitability, the terms of our credit agreement and our financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors the Board of Directors deem relevant.

Share Repurchases

On April 6, 2011, the Company's Board of Directors increased the authorized capacity under the Company's existing share repurchase plan, previously approved on April 4, 2010, under which, subject to price and market conditions, purchases of shares of common stock could be made from time to time in the open market or in privately negotiated transaction using available cash, to an amount equal to $550 million minus the amount repurchased in the Company's modified Dutch auction tender offer to purchase up to $400 million in value of its common stock launched on April 8, 2011. Shareholders tendered 9,912,993 shares of the Company's common stock in the tender offer at $40.18 per share for an aggregate cost of approximately $398.3 million.

On May 2, 2012, the Company's Board of Directors approved a new $150 million share-repurchase program, which replaced the repurchase program referenced above.

Our quarterly share repurchases under these plans, excluding treasury shares acquired in non-cash transactions related to forfeited stock awards and shares exchanged for options exercised, were as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Be Purchased Under the Plans or Programs
April 1 - April 30, 2012	289,375	$46.67	289,375	$56,545,911
May 1 - May 31, 2012	644,561	$45.96	644,561	$120,377,760
June 1 - June 30, 2012	653,657	$45.76	653,657	$90,469,138

Total	1,587,593	$46.00	1,587,593

Stock Performance Graph

The following graph compares the cumulative 5-year total return to shareholders on Bally Technologies Inc.'s common stock relative to the cumulative total returns of (i) the S&P 500 index, (ii) the Russell 2000 index and (iii) a customized peer group of five companies that includes: Aristocrat, IGT, Scientific Games Corp., Shuffle Master Inc and WMS ("Peer Group"). The graph tracks the performance of a $100 investment in the Company's common stock, in each index and in the peer group (with reinvestment of all dividends) from June 30, 2007 through June 30, 2012.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Bally Technologies Inc., the S&P 500 Index,
the Russell 2000 Index and a Peer Group

*Comparison of 60 Month Cumulative Return:

	6/07	6/08	6/09	6/10	6/11	6/12
Bally Technologies Inc.	100.00	127.93	113.25	122.60	153.97	176.61
S&P 500	100.00	86.88	64.10	73.35	95.87	101.09
Russell 2000	100.00	83.81	62.84	76.35	104.91	102.73
Peer Group	100.00	63.69	43.01	42.14	40.82	37.51

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected statement of operations data for fiscal years 2012, 2011 and 2010, and selected balance sheet data for fiscal years 2012 and 2011 has been derived from the consolidated financial statements, which appear elsewhere in this Annual Report on Form 10-K. The Selected Financial Data should be read in conjunction with:

  •
  Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations; and

  •
  Item 8, Financial Statements and Supplementary Data.

	Year Ended June 30,
	2012	2011	2010	2009	2008
	(in 000s, except per share amounts)
Statement of Operations Data:
Revenues	$879,759	$758,155	$778,191	$843,760	$852,392
Operating income(1)	179,443	151,535	184,110	203,018	181,719
Income from continuing operations before income taxes	164,459	143,393	170,818	184,960	160,985
Income tax expense	(63,549)	(45,182)	(60,721)	(64,781)	(61,282)

Income from continuing operations	100,910	98,211	110,097	120,179	99,703
Income from discontinued operations(2), net of tax	—	—	7,181	8,057	12,120
Gain (loss) on sale of discontinued operations(2), net of tax	—	(403)	22,079	—	—

Net income(1)	100,910	97,808	139,357	128,236	111,823
Less: net income (loss) attributable to noncontrolling interests	(238)	(455)	1,880	1,927	4,616

Net income attributable to Bally Technologies, Inc.	$101,148	$98,263	$137,477	$126,309	$107,207

Basic earnings per share attributable to Bally Technologies, Inc.:
Income from continuing operations	$2.35	$1.90	$2.00	$2.19	$1.78
Income from discontinued operations	—	—	0.11	0.13	0.19
Gain (loss) on sale of discontinued operations	—	(0.01)	0.41	—	—

Total	$2.35	$1.89	$2.52	$2.32	$1.97

Diluted earnings per share attributable to Bally Technologies, Inc.:
Income from continuing operations	$2.28	$1.82	$1.89	$2.10	$1.67
Income from discontinued operations	—	—	0.11	0.12	0.18
Gain (loss) on sale of discontinued operations	—	(0.01)	0.38	—	—

Total	$2.28	$1.81	$2.38	$2.22	$1.85

	Year Ended June 30,
	2012	2011	2010	2009	2008
	(in 000s)
Statement of Cash Flows Data:
Continuing operations:
Operating activities	$130,983	$56,756	$129,125	$153,308	$56,275
Investing activities	(35,198)	(29,220)	(32,324)	(28,966)	(23,231)
Financing activities	(126,946)	(106,466)	(83,921)	(131,250)	(19,009)
Effect of exchange rate changes on cash	(2,591)	669	(396)	(71)	1,159
Discontinued operations:
Operating activities	—	(403)	(9,483)	8,868	15,645
Investing activities	—	—	78,757	(6,756)	(3,211)
Financing activities	—	—	(1,267)	(1,371)	(1,930)
Increase in cash and cash equivalents of discontinued operations	—	—	8,712	2,133	15

Increase (decrease) in cash and cash equivalents	$(33,752)	$(78,664)	$89,203	$(4,105)	$25,713

	As of June 30,
	2012	2011	2010	2009	2008
	(in 000s)
Balance Sheet Data:
Cash and cash equivalents	$32,673	$66,425	$145,089	$55,886	$59,991
Total current assets	480,459	473,677	476,409	465,607	587,584
Total current liabilities	214,037	160,616	174,553	178,050	294,398

Net working capital	266,422	313,061	301,856	287,557	293,186
Total assets	970,467	927,394	913,176	880,882	995,124
Total long term debt and capital leases, including current maturities(3)	511,466	515,403	173,793	209,087	304,504
Total stockholders' equity(3)	197,475	214,592	544,192	438,749	325,107

(1)
We have recorded the following significant items affecting comparability of operating income and/or net income:

•
Net income in fiscal year 2011 and 2009 was affected by debt issuance costs write-offs of $4.1 million and $0.7 million, respectively.

•
Operating income and net income in fiscal year 2012 was impacted by a loss contingency accrual of $10.0 million and impairment charges of $1.8 million, and operating income and net income in fiscal year 2010 was impacted by impairment charges of $11.4 million.

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

We are a diversified global gaming company that designs, manufactures, operates, and distributes advanced technology-based gaming devices, systems, server-based solutions, custom mobile applications, and interactive applications. Our innovations and technology solutions allow our customers to more effectively manage their operations using our wide range of marketing, data management and analysis, accounting, player tracking, security, and other software applications and tools. We also provide hardware, including spinning-reel and video gaming devices, specialty gaming devices, and wide-area progressive systems. Under our business-to-business model, we support customers that include traditional land-based, riverboat, and Native American casinos, video lottery and central determination markets.

Our gaming equipment, gaming operations, and systems product lines have increasingly converged with the proliferation of high-speed networks. Key innovation drivers in our industry are Ethernet-based gaming floors, downloadable and server-based games and applications, and open protocols and common industry standards in game and system development. Players benefit from these advances by gaining more exciting experiences, better communication from casino owners, and superior customer service from gaming operators. Our customers benefit through operational efficiencies that can increase their profits and streamline their operations.

We derive our revenue from the following:

	Year Ended June 30,
	2012		2011		2010
	(dollars in millions)
Gaming Equipment	$310.7	35%	$246.6	33%	$273.7	35%
Gaming Operations	357.4	41%	318.6	42%	287.0	37%
Systems	211.7	24%	193.0	25%	217.5	28%

	$879.8	100%	$758.2	100%	$778.2	100%

• Gaming Equipment	—	Sale of gaming devices and related equipment, parts and conversion kits;
• Gaming Operations	—	Operation of linked progressive systems, video lottery and centrally determined systems, and the rental of gaming devices and content; and
• Systems	—	Sale and support of specialized systems-based software, hardware and interactive products and related recurring maintenance revenue.

We review certain financial measures in assessing our financial condition and operating performance not only in connection with creating our internal forecasts and in making comparisons to financial results from prior periods, but also in making comparisons to our competitors' financial results. We focus on fluctuations in revenue, cost and gross margin and also pay close attention to changes in our consolidated operating income, net income, diluted earnings per share, adjusted EBITDA (earnings before interest, taxes, depreciation and amortization, including asset charges and loss contingencies and share-based compensation), cash flows from operations and free cash flow (cash flows from operating activities less capital expenditures) as they are key indicators of our success. We also measure changes in selling, general and administrative ("SG&A") expenses as a percent of revenue, which indicate management's ability to control costs, as well as changes in research and development ("R&D") costs as a percent of revenue, which demonstrate investment in technology and product development. The measures listed above are not a comprehensive list of all factors considered by us in assessing our financial condition and operating performance, and we may consider other individual measures as required by trends and discrete events arising in a specific period, but they are the key indicators.

We continue to operate in a challenging economic environment. The gaming sector was and continues to be negatively impacted by lower consumer spending and limited resources available to fund capital projects. As a result of the challenging economic environment, we have provided select customers a greater amount of payment terms for periods up to one year, and in some cases for periods up to three years. We expect to continue to extend credit for these longer periods for the foreseeable future.

There are several new and potential gaming market developments that we believe will benefit us in the long term. In our domestic market, we are focused on approved new jurisdictional opportunities and expansions in Canada, Illinois, Ohio, Kansas, Maryland, Louisiana, Mississippi, Florida, Massachusetts, Pennsylvania, Maine and California, and the potential for new market opportunities in New Hampshire, Kentucky and Texas. The breadth and timing of such opportunities remain uncertain due to the legislative process in these jurisdictions, as well as the difficult credit environment facing certain of our customers and the risk of the gaming industry impact of continued economic uncertainty. We are also engaged in expanding our position in South Africa, Australia, New Zealand, and Mexico, and, in the future, we also expect to generate revenue from the Italian Video Lottery Terminal ("VLT") market and from potential new markets in Eastern Europe, Greece, Taiwan, South Korea, Japan, Vietnam, the Philippines and Brazil. Our entry into the Italian VLT market has been delayed by a lengthened regulatory approval process that developed in that market after we submitted our products for approval. As a result, certain customers and partners have modified their business approach to the market, which has delayed and, at least in the near term, reduced the amount of business we expected from the Italian VLT market. We received regulatory approval for our products and began deploying VLTs in Italy during July 2012.

Gaming Equipment

	Year Ended June 30,
	2012	2011	2010
	(dollars in millions, except ASP)
Revenues	$310.7	$246.6	$273.7
New gaming devices	16,504	13,537	17,334
New unit Average Selling Price ("ASP").	$17,044	$15,832	$14,398

Gaming equipment revenues improved in fiscal year 2012 due primarily to an increase in the number of new gaming devices sold as a result of key platform and hardware innovations, higher average selling price ("ASP"), and an increase in conversion kit revenue during the period, when compared to the same periods in the prior two years. In calendar year 2010, we released our new Pro Series cabinets with ALPHA 2 technology which are state of the art for the industry with regards to ergonomics, processing power, display technology, input device, operating system, sound and serviceability. This platform allows for the development of new, more compelling games and also facilitates our game download solution for customers. Our Pro Series cabinets also feature the iDeck, first of its kind multi-touch fully programmable and downloadable button panel which offers opportunity to add more interaction to the game-play experience with mystery bonus events, virtual shooting galleries and skill-based bonus games. We have and will continue to expand the number of game-development teams producing content on our new ALPHA 2 technology.

Gaming Operations

	Year Ended June 30,
	2012	2011	2010
	(dollars in millions)
Revenues	$357.4	$318.6	$287.0
End of period installed base:
Linked progressive systems	1,792	1,059	1,030
Rental and daily-fee games	14,890	14,315	13,194
Video lottery systems	11,718	8,350	7,739
Centrally determined systems	47,633	50,754	50,029

Revenues increased period over period due primarily to the significant investments we have made in our game development studios over the past few years, and the continued performance of existing and new premium game titles which increased rental and participation revenue, improvements in linked progressive revenues and lottery systems revenues. Fiscal year 2012 results benefitted from our growing product offerings and innovations, such as U-Spin, and the continued success of our Cash Spin, Hot Spin, Vegas Hits and Cash Wizard games. Our linked progressive system revenue increased due primarily to the introduction of Cash Connection, the latest wide-area progressive link, with the release of GREASE and Michael Jackson King of Pop, and an increase in placements of our Betty Boop Love Meter, Golden Pharaoh and Money Vault wide-area progressive games. We also continue to focus our development efforts on the introduction of new and innovative games and cabinets both for our spinning-reel and video platforms.

Systems

	Year Ended June 30,
	2012		2011		2010
	(dollars in millions)
Hardware	$67.3	32%	$74.9	39%	$83.3	38%
Software and services	69.5	33%	53.0	27%	76.0	35%
Maintenance	74.9	35%	65.1	34%	58.2	27%

	$211.7	100%	$193.0	100%	$217.5	100%

Our Systems revenues are comprised of:

  •
  Hardware, including our iVIEW player-user-interface device and specialized system-based products.

  •
  Software and services, including licenses of our core systems and suite of player tracking, bonusing, and marketing applications and customized system solutions.

  •
  Maintenance, providing access to future enhancements or upgrades to the system software for a fee based on a percent of the license fee.

The combination of iVIEW Display Manager ("DM") and Elite Bonusing Suite and other features like Universal Card across multiple properties are becoming increasingly compelling return-on-investment propositions with multiple customer instances of demonstrable value generated from such implementations. We are also making good progress with international systems installations including Canada, South Africa, New Zealand and Australia. In addition, we are developing further DM applications, including wager-based applications, which we believe will be even more impactful.

We have continued to invest in the basics of enterprise software development, delivery, customer support and services discipline, on improving core products, providing quality upgrade options for our customers, and increasing customer satisfaction levels through better service and support.

Operating Expenses

	Year Ended June 30,
	2012	% of Revenue	2011	% of Revenue	2010	% of Revenue
	(dollars in millions)
Selling, general and administrative	$255.0	29%	$225.0	30%	$203.2	26%
Research and development costs	$96.2	11%	$88.1	12%	$80.3	10%

The increase in SG&A expenses in each fiscal year period was due primarily to the increases in payroll and related expenses, regulatory, bad debt expense, and other infrastructure expenses to support key new markets. Payroll and related expenses increased due primarily to an increase in headcount in the comparative periods. Fiscal year 2012 includes a loss contingency accrual of $10.0 million related to several legal matters.

The increase in R&D costs was attributable to our continued focus on our technology assets. R&D decreased to 11% of total revenues, when compared to 12% in the same period last year, with revenues growing faster than R&D expense growth, as past R&D efforts begin to pay off with increased product acceptance.

Liquidity

Total cash and cash equivalents decreased $33.8 million in the year ended June 30, 2012, when compared to the same period last year. Net cash provided by operating activities from continuing operations was $131.0 million, $56.8 million and $129.1 million for the years ended June 30, 2012, 2011 and 2010, respectively. Cash provided by operating activities from continuing operations in the current period were positively impacted by improvements in net income, and decreases in prepaid and refundable income tax due primarily to a refund of $12.0 million for prior year taxes paid and increases in income taxes payable during the current period.

During fiscal year 2012, we made payments of $45.0 million on our credit facility, made capital expenditures of $11.5 million, acquired certain technologies and other long term assets of $18.8 million, and repurchased $154.2 million of our common stock. These cash outlays were partially offset by proceeds of $41.0 million from borrowings under our credit facility, proceeds of $25.9 million from the exercise of employee stock options and purchases of common stock under our 2008 Employee Stock Purchase Plan (the "2008 ESPP").

Results of Operations

The summary financial results and operating statistics are as follows:

	Year Ended June 30,
	2012	% Rev	2011	% Rev	2010	% Rev
	(dollars in millions)
Revenues
Gaming Equipment	$310.7	35%	$246.6	33%	$273.7	35%
Gaming Operations	357.4	41%	318.6	42%	287.0	37%
Systems	211.7	24%	193.0	25%	217.5	28%

Total revenues	$879.8	100%	$758.2	100%	$778.2	100%
Gross Margin
Gaming Equipment(1)	$139.8	45%	$112.1	45%	$138.0	50%
Gaming Operations	257.7	72%	229.8	72%	203.9	71%
Systems(1)	155.9	74%	142.6	74%	156.5	72%

Total gross margin	$553.4	63%	$484.5	64%	$498.4	64%
Selling, general and administrative(2)	255.0	29%	225.0	30%	203.2	26%
Research and development costs	96.2	11%	88.1	12%	80.3	10%
Impairment charges	—	—	—	—	11.4	1%
Depreciation and amortization	22.8	3%	19.9	3%	19.4	3%

Operating income(2)	$179.4	20%	$151.5	20%	$184.1	24%

Income from continuing operations	$100.9	11%	$98.2	13%	$110.1	14%

(1)
Gross Margin from Gaming Equipment and Systems excludes amortization related to certain intangibles, including core technology and license rights, which are included in depreciation and amortization.

(2)
Selling, general and administrative expense and operating income for the year ended June 30, 2012 were impacted by a loss contingency accrual of $10.0 million and impairment charges of $1.8 million.

Fiscal Year 2012 vs. Fiscal Year 2011

Total revenues increased $121.6 million, or 16%, in fiscal year 2012, when compared to fiscal year 2011, as a result of the following:

Gaming Equipment Revenue.    Gaming Equipment revenue increased by $64.1 million, or 26%, to approximately $310.7 million primarily as a result of:

  •
  a 22% increase in new gaming device sales to 16,504 units in fiscal year 2012, when compared to 13,537 units in the same period last year, reflecting our investments in ALPHA 2 and new game studios; and

  •
  an 8% increase in ASP to $17,044 in fiscal year 2012, when compared to $15,832 in the same period last year, due primarily to the mix of products sold, including sales of the new Pro Series cabinets in the current fiscal year which made up approximately 86% of shipments, compared to 47% in the same period last year.

Gaming Equipment Gross Margin.    Gaming Equipment gross margin was consistent at 45% in both periods.

Gaming Operations Revenue.    Gaming Operations revenue increased $38.8 million, or 12%, to approximately $357.4 million in fiscal year 2012, when compared to the same period last year, primarily as a result of:

  •
  an increase in participation and rental revenue due to a 4% increase in our end of period installed base of rental and daily fee games from 14,315 games as of June 30, 2011 to 14,890 games as of June 30, 2012;

  •
  the continuing placements of higher yield premium products, including Cash Spin, Hot Spin, Vegas Hits and Cash Wizard;

  •
  an increase in wide-area progressive revenue due primarily to the introduction of our new wide-area progressive link Cash Connection, which includes GREASE and Michael Jackson King of Pop, and the continued placement of our Betty Boop Love Meter, Golden Pharaoh and Money Vault games; and

  •
  the performance of our lottery systems due to increases in our end of period installed base of games with the opening of Resorts World Casino in New York.

Gaming Operations Gross Margin.    Gross margin was consistent at 72% in both periods.

Systems Revenue.    Systems revenue increased $18.7 million, or 10%, to approximately $211.7 million in fiscal year 2012, when compared to the same period last year, which was comprised of:

  •
  a $9.8 million, or 15%, increase in maintenance revenue due to the increased install base of customers on our systems; and

  •
  a $16.5 million, or 31%, increase in software and services revenue, which was partially offset by a $7.6 million, or 10%, decrease in hardware revenue during the same period.

Systems Gross Margin.    Systems gross margin was consistent at 74% in both periods. Systems revenues for fiscal year 2012 were comprised of 32% hardware, 35% maintenance and 33% software and service revenue, as compared to 39% hardware, 34% maintenance and 27% software and services revenue in the same period last year.

Selling, General and Administrative Expenses.    SG&A expenses increased $30.0 million, or 13%, in fiscal year 2012, when compared to the same period last year, due primarily to increases in payroll and related expenses, regulatory, bad debt expense, and other infrastructure expense to support key new markets. Payroll and related expenses increased due primarily to an increase in headcount in the comparative period as a result of our expansion into international markets. Bad debt expense increased due primarily to an impairment of notes receivable of $1.8 million related to development financing. In addition, fiscal year 2012 includes a loss contingency accrual of $10.0 million related to several legal matters.

Research and Development Costs.    R&D costs increased $8.1 million, or 9%, in fiscal year 2012, when compared to the same period last year, due primarily to increased product development efforts requiring an increase in employees. R&D decreased to 11% of total revenues, when compared with 12% in the same period last year, with revenues growing faster than R&D expense growth, as past R&D efforts began to pay off with increased product acceptance among our customer base.

Depreciation and Amortization Expense.    Depreciation and amortization expense increased $2.9 million, or 15%, in fiscal year 2012, when compared to same period last year, primarily as a result of additions of intangible assets year over year.

Fiscal Year 2011 vs. Fiscal Year 2010

Total revenues decreased $20.0 million, or 3%, in fiscal year 2011, when compared to fiscal year 2010, as a result of the following:

Gaming Equipment Revenue.    Gaming Equipment revenue decreased by $27.1 million, or 10%, to approximately $246.6 million primarily as a result of:

  •
  a 22% decrease in new gaming device sales to 13,537 units in fiscal year 2011, when compared to fiscal year 2010, due primarily to lower international sales, a continued sluggish North America replacement market and fewer new casino openings and expansions; and was offset by

  •
  a 10% increase in ASP to $15,832 in fiscal year 2011, when compared to $14,398 in the same period in fiscal year 2010 due primarily to the mix of products sold, including sales of the new Pro Series cabinets with ALPHA 2 technology in fiscal year 2011 which made up approximately 47% of shipments.

Gaming Equipment Gross Margin.    Gaming Equipment gross margin decreased to 45% in fiscal year 2011 from 50%, in the same period in fiscal year 2010, due primarily to the write-down of older technology platforms, an increase in royalty-based fees associated with third-party themes due to an increase in the number of related unit and game conversion kit sales, and the increased cost of our new Pro Series cabinets during 2011.

Gaming Operations Revenue.    Gaming Operations revenue increased $31.6 million, or 11%, to approximately $318.6 million in fiscal year 2011, when compared to the same period in fiscal year 2010, primarily as a result of:

  •
  an increase in participation and rental revenue due to an 8% increase in our end of period installed base of rental and daily fee games from 13,194 games as of June 30, 2010 to 14,315 games as of June 30, 2011;

  •
  the placements of higher yield premium products, including Cash Spin and Vegas Hits;

  •
  the performance of our lottery systems installed base; and

  •
  the continued success of our Digital Tower Series and Hot Shot family of games.

Gaming Operations Gross Margin.    Gross margin increased to 72% in fiscal year 2011 from 71% in fiscal year 2010. The improvement in gross margin was primarily due to increases in participation revenue which had little associated variable costs.

Systems Revenue.    Systems revenue decreased $24.5 million, or 11%, to approximately $193.0 million in fiscal year 2011, when compared to the same period in fiscal year 2010, due primarily to the timing of certain customer decisions regarding system purchases and upgrades which impacted the closing of deals and implementation timelines. Systems revenue was comprised of:

  •
  a $7.0 million, or 12%, increase in maintenance revenue due to the increased install base of customers on our systems; which was offset by

  •
  a $23.0 million, or 30%, decrease in software and services revenue, and a $8.5 million, or 10%, decrease in hardware revenue during the same period.

Systems Gross Margin.    Systems gross margin increased to 74% in fiscal year 2011 from 72%, in the same period in fiscal year 2010, primarily as a result of a change in the mix of products sold in the comparative periods coupled with an increase in maintenance revenue which involves minimal variable costs during the same period. Specifically, Systems revenues for fiscal year 2011 were comprised of 39% hardware, 34% maintenance and 27% software and service revenue, as compared to 38% hardware, 27% maintenance and 35% software and services revenue in the same period in fiscal year 2010.

Selling, General and Administrative Expenses.    SG&A expenses increased $21.8 million, or 11%, in fiscal year 2011, when compared to the same period in fiscal year 2010, due primarily to increases in payroll and related expenses, legal fees, travel and entertainment expense and bad debt expense. Payroll and related expenses increased due primarily to an 8% increase in headcount in the comparative periods as a result of our expansion into international markets. Legal fees increased due primarily to costs associated with litigation and fees related to our entrance into new international markets. The increase in travel and entertainment expense was due primarily for travel associated with new business and the addition of new international locations. Bad debt expense increased due primarily to increases in accounts receivable during the comparable periods and the increased exposure to international markets. Bad debt as a percentage of revenue continued to remain at approximately 1%.

Research and Development Costs.    R&D costs increased $7.8 million, or 10%, in fiscal year 2011, when compared to the same period in fiscal year 2010, due primarily to an increase in employees and an increase in hardware development costs. The increased costs were attributable to our continued focus on our technology assets due to the increased focus on content development on the ALPHA 2 platform and the new Pro Series cabinets as well as development of iVIEW DM.

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

Depreciation and Amortization Expense.    Depreciation and amortization expense increased $0.5 million, or 3%, in fiscal year 2011, when compared to same period in fiscal year 2010, primarily as a result of additions of intangible assets and property and equipment year over year.

Other Income (Expense), Income Tax Expense and Net Income (Loss) Attributable to Noncontrolling Interests

Other income (expense) and income tax expense from continuing operations and net income (loss) attributable to noncontrolling interests was as follows:

	Year Ended June 30,
	2012	2011	2010
	(in millions)
Other income (expense)
Interest income	$5.2	$5.0	$3.3
Interest expense	(17.4)	(12.0)	(12.6)
Loss on extinguishment of debt	—	(4.1)	—
Other, net	(2.8)	3.0	(4.0)

Total other expense	$(15.0)	$(8.1)	$(13.3)
Income tax expense	(63.5)	(45.2)	(60.7)
Net income (loss) attributable to noncontrolling interests	(0.2)	(0.5)	1.9

Fiscal Year 2012 vs. Fiscal Year 2011

Other Income (Expense).    Other expense increased $6.9 million, or 85%, in fiscal year 2012, when compared to the same period last year, due primarily to increases in interest expense and foreign currency translation losses during the same period. Losses on foreign currency translations were $3.4 million in fiscal year 2012, when compared to gains on foreign currency translations of $2.5 million in the same period last year. Interest expense increased $5.4 million in fiscal year 2012, when compared to the same period last year, due primarily to the increase in long term debt upon entering into the amended and restated credit agreement in April 2011. As a result of amending and restating the credit facility, we incurred a loss on extinguishment of debt of $4.1 million for the write-off of certain debt issue costs in fiscal year 2011.

Income Tax Expense.    Income tax expense increased $18.3 million during fiscal year 2012, when compared to the same period last year, due primarily to the increase in net income. Fiscal year 2011 was impacted by certain changes in our uncertain tax positions primarily resulting from settlement of the Internal Revenue Service ("IRS") examination of our 2003 to 2005 income tax returns, the reinstatement of the R&D tax credit and deferred tax expense on the repatriation of earnings from our India subsidiary. See Note 12 to the consolidated financial statements, Income Taxes. The effective income tax rate for continuing operations for fiscal years 2012 and 2011 was 38.6% and 31.5%, respectively.

Net income (loss) attributable to noncontrolling interests.    Net loss attributable to noncontrolling interests decreased $0.3 million in fiscal year 2012, when compared to the same period last year.

Fiscal Year 2011 vs. Fiscal Year 2010

Other Income (Expense).    Other expense decreased $5.2 million, or 39%, in fiscal year 2011, when compared to the same period in fiscal year 2010, due primarily to an increase in gains on foreign currency translations of $6.8 million as a result of the weakening of the U.S. dollar during the same period. Interest expense decreased $0.6 million in fiscal year 2011, when compared to the same period in fiscal year 2010, while interest income increased $1.7 million during the same period.

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

Income Tax Expense.    Income tax expense decreased $15.5 million during fiscal year 2011, when compared to the same period in fiscal year 2010, due primarily to a reduction in net income, certain changes in our uncertain tax positions primarily resulting from settlement of the IRS examination of our 2003 to 2005 income tax returns, the reinstatement of the R&D tax credit and deferred tax expense on the repatriation of earnings from our India subsidiary. See Note 12 to the consolidated financial statements, Income Taxes. The effective income tax rate for continuing operations for fiscal years 2011 and 2010 was 31.5% and 35.5%, respectively.

Net income (loss) attributable to noncontrolling interests. Net income attributable to noncontrolling interests decreased $2.4 million in fiscal year 2011, when compared to the same period in fiscal year 2010. In fiscal year 2010, net income attributable to noncontrolling interests included Rainbow Casino. See Note 3 to the consolidated financial statements, Discontinued Operations.

Discontinued Operations

On April 5, 2010, we entered into a definitive purchase agreement to sell the Rainbow Casino. Under the terms of the agreement, we received approximately $80.0 million in an all-cash transaction. The sale closed on June 8, 2010. We recognized a gain on the sale of Rainbow of approximately $22.1 million (net of approximately $12.2 million in income taxes) in the fourth quarter of fiscal year 2010. Per the terms of the sale agreement, we incurred certain post-closing adjustments during fiscal year 2011 which reduced our gain on the sale by approximately $0.4 million (net of income taxes).

The results of operations for fiscal years 2011 and 2010 were classified as discontinued operations because we did not continue to receive significant cash flows from the Rainbow Casino after the sale. Rainbow's revenues, reported in discontinued operations for fiscal year 2010 were $34.3 million. We recorded income from discontinued operations, net of income taxes, for fiscal year 2010 of $7.2 million. See Note 3 to the consolidated financial statements, Discontinued Operations.

Financial Condition and Liquidity

Working Capital

			Increase (decrease)
	June 30, 2012	June 30, 2011
			Amount	%
	(dollars in 000s)
Cash and cash equivalents	$32,673	$66,425	$(33,752)	(51)%
Total long-term debt, including current maturities	$511,466	$515,403	$(3,937)	(1)%
Total current assets	$480,459	$473,677	$6,782	1%
Total current liabilities	214,037	160,616	53,421	33%

Net working capital	$266,422	$313,061	$(46,639)	(15)%

As of June 30, 2012 and 2011, we had $32.7 million and $66.4 million, respectively, in consolidated cash and cash equivalents.

Pursuant to various state gaming regulations, certain cash accounts are maintained to ensure availability of funds to pay wide-area progressive jackpot awards in installments, rather than in one lump-sum. At June 30, 2012 and 2011, these accounts had an aggregate value of approximately $13.6 million and $8.4 million, respectively, which are classified as restricted cash in our consolidated balance sheets. In addition, we purchase U.S. Treasury Strip Securities for the benefit of jackpot winners who elect to receive winnings in annual or weekly installment payments. These securities are included in restricted long-term investments in the accompanying consolidated balance sheets, and totaled $12.2 million and $12.5 million as of June 30, 2012 and 2011, respectively.

On June 30, 2012 and 2011, the amount of cash and investments held by foreign subsidiaries was $22.6 million and $18.2 million, respectively. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds.

Our net working capital decreased $46.6 million in the fiscal year ended June 30, 2012, when compared to the same period last year, and was primarily affected by the $33.8 million decrease in cash and cash equivalents during the same period and by net working capital changes in the following components:

  •
  An increase of $29.6 million, or 13%, in current accounts and notes receivable due primarily to an increase in total revenues by $121.6 million, or 16%, during the same period;

  •
  An increase of $13.5 million in deferred income tax assets related to deferred revenue and nonqualified stock options;

  •
  A decrease of $22.6 million in prepaid and refundable income tax due primarily to a refund of $12.0 million for prior year taxes paid and increases in income taxes payable during the current period;

  •
  An increase of $22.1 million in accrued and other liabilities due primarily to accruals for intangible assets, incentive bonuses, legal and professional costs, and treasury stock purchases; and

  •
  An increase of $17.4 million in deferred revenue due to deferred sales in accordance with our revenue recognition policy.

Current and long-term accounts and notes receivable increased $29.6 million and $9.1 million, respectively, during the fiscal year ended June 30, 2012, when compared to the same period last year. Even with the increase in total accounts receivable, our DSO's decreased to 113 days at June 30, 2012 from 116 days at June 30, 2011 due to an increase in collections.

During fiscal year 2012, we repurchased 3.9 million shares of our common stock for approximately $154.6 million under our share repurchase plan. On May 12, 2011, we concluded a modified Dutch auction tender offer to repurchase up to $400 million of our common stock, purchasing 9.9 million shares at $40.18 per share for $398.3 million. During fiscal year 2011, in addition to the 9.9 million shares repurchased under the tender offer, we repurchased 2.0 million shares of our common stock for approximately $75.7 million.

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

The interest rate on the credit facility is subject to a leverage-based pricing grid that ranges from LIBOR plus a margin of 1.25% to 2.00% based on a leverage ratio between 1.0 and 2.5. As of June 30, 2012, our leverage ratio was approximately 1.8 and the interest rate was priced at LIBOR plus a margin of 1.50%.

Effective December 2008, we entered into a floating-to-fixed interest rate swap agreement with an original notional value of $218.8 million and a maturity date of September 26, 2012 to fix floating LIBOR based debt to fixed rate debt at an interest rate of 1.89%. Effective June 2011, we entered into a second floating-to-fixed rate swap agreement with an original notional value of $165.0 million and a maturity date of May 13, 2016 to fix a portion of the floating LIBOR based debt under the new term loan to fixed rate debt at an interest rate of 2.09%. At June 30, 2012 and 2011, the combined swap agreements had a notional value of $281.3 million and $296.3 million, respectively.

Under the credit facility, the term loan requires quarterly principal reductions in an amount equal to $3,750,000, through March 2013; $5,625,000, through March 2014; $7,500,000, from June 2014 until the term loan's maturity in May 2016 upon when the remaining outstanding principal balance of $187,500,000 is due.

The credit facility is collateralized by substantially all of our domestic property and is guaranteed by each of our domestic subsidiaries, excluding any noncontrolling interests, and is secured by a pledge agreement and contains a number of covenants as described under Note 8 to the consolidated financial statements, Long-Term Debt. We were in compliance with all of the credit facility covenants as of June 30, 2012 and 2011.

As of June 30, 2012 and 2011, there was approximately $170.0 million and $181.0 million, respectively, of undrawn availability under the revolving credit facility. Availability under the revolving credit facility is reduced to the extent of outstanding letters of credit.

Management believes that cash flows from current operating activities will provide us with sufficient capital resources and liquidity to operate our business for at least the next 12 months.

At June 30, 2012, we had no material commitments for capital expenditures.

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

Cash flows provided by continuing operating activities were $131.0 million in fiscal year 2012 as compared to $56.8 million in the same period last year, a $74.2 million increase. Cash provided by operating activities were positively impacted by improvements in net income, and decreases in prepaid and refundable income tax due primarily to a refund of $12.0 million for prior year taxes paid and increases in income taxes payable during the current period.

Cash utilized for investing activities by continuing operations is primarily for capital expenditures related to office and gaming equipment and improvements in leaseholds, financing arrangements with customers, acquisitions, and investments in technology and other long-term assets. During fiscal year 2012, we made payments of $10.5 million related to acquisitions, and made capital expenditures and purchased long-term assets of $11.5 million and $8.3 million, respectively. During fiscal year 2011, we provided $9.9 million in loans to finance gaming opportunities for certain customers, and made capital expenditures and purchased long-term assets of $13.2 million and $6.6 million, respectively.

Cash utilized for financing activities from continuing operations is primarily for the payment of principal on our debt and the repurchase of shares of our common stock. During fiscal year 2012, we repurchased 3.9 million shares of our common stock for approximately $154.2 million, and made payments of $45.0 million on our notes payable and our revolving credit facility. An additional 47,000 shares of our common stock were repurchased for $2.1 million with trade dates in late June that settled in early July. During fiscal year 2011 we repurchased 12.0 million shares of our common stock for approximately $477.2 million. With proceeds of $300 million from the term loan and $229 million in borrowings under our revolving credit facility, each after the amendment and restatement of the credit facility, we repurchased $398.3 million worth of shares from the Dutch auction tender offer, paid off our prior credit facility of $142.5 million and paid debt issuance costs for the amendment and restatement of the credit facility of $7.1 million. During fiscal year 2011, we also made additional payments of $66.9 million on our notes payable and our revolving credit facility.

Cash provided by financing activities is primarily from proceeds from the exercise of stock options and purchases of stock under our 2008 ESPP, borrowings under our revolving credit facility, and excess tax benefits of stock option exercises. During fiscal year 2012, we borrowed $41.0 million under our revolving credit facility, and employees exercised options for 1.1 million shares of common stock for $23.3 million and purchased 77,000 shares of common stock for $2.6 million under our 2008 ESPP. During fiscal year 2011, we borrowed an additional $21.9 million under our revolving credit facility, and employees exercised options for 1.6 million shares of common stock for $26.3 million and purchased 68,000 shares of common stock for $2.1 million under our 2008 ESPP.

Contractual Commitments

We are committed to make future payments pursuant to various contracts and agreements. A summary of those contractual obligations existing as of June 30, 2012, grouped according to the periods in which such payments are due, is as follows:

	Payments Due By Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(in 000s)
Debt:
Revolving credit facility	$—	$—	$230,000	$—	$230,000
Term loan facility(1)	16,875	54,375	210,000	—	281,250
Other, generally unsecured debt	216	—	—	—	216

	$17,091	$54,375	$440,000	$—	$511,466
Estimated interest payments(2)	13,914	25,441	10,284	—	49,639

	$31,005	$79,816	$450,284	$—	$561,105
Other commitments:
Operating leases(3)	8,873	10,901	5,750	341	25,865
Purchase commitments(4)	12,405	—	—	—	12,405
Jackpot liabilities(5)	11,682	620	672	4,238	17,212
Employment agreements(6)	998	499	—	—	1,497

Total commitments	$64,963	$91,836	$456,706	$4,579	$618,084

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

(2)
Loans under the credit facility bear interest at a variable rate which is subject to a leverage-based pricing grid that ranges from LIBOR plus a margin of 1.00% to 2.00% based on a leverage ratio between 0.0 and 2.5. As of June 30, 2012, our leverage ratio was approximately 1.8 and the interest rate was priced at LIBOR plus a margin of 1.50%.

Effective December 2008, we entered into a floating-to-fixed interest rate swap agreement with an original notional value of $218.8 million and a maturity date of September 26, 2012 to fix floating LIBOR based debt to fixed rate debt at an interest rate of 1.89%. Effective June 2011, we entered into a second floating-to-fixed rate swap agreement with an original notional value of $165.0 million and a maturity date of May 13, 2016 to fix a portion of the floating LIBOR based debt under the new term loan to fixed rate debt at an interest rate of 2.09%. At June 30, 2012, the combined swap agreements had a notional value of $281.3 million.

We computed estimated future interest payments for our term loan and revolving credit facilities using interest rates as of June 30, 2012 of approximately 3.58% and 1.75%, respectively. The term loan facility interest rate includes both floating-to-fixed rate swap agreements for their respective remaining terms assuming our leverage ratio continues to be between 1.5 and 2.0.

(3)
Consists of operating leases for our facilities, autos and office equipment, less sublease income, that expire at various times through fiscal year 2018.

(4)
Consists of a commitment to purchase components related to the production of gaming devices. As of June 30, 2012, there have been no purchases under the agreement.

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

As of June 30, 2012, we had a liability for unrecognized tax benefits of $13.9 million, including accrued interest and penalties. It is difficult to estimate the period of cash settlement for the liability for unrecognized tax benefits; however we believe it is reasonably possible that the amount of unrecognized tax benefits may decrease in fiscal year 2012 by up to $1.3 million. See Note 12 to the consolidated financial statements, Income Taxes, for a further discussion on our income tax positions.

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

Critical Accounting Policies

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Accordingly, we are required to make estimates incorporating judgments and assumptions we believe are reasonable based on our historical experience, contract terms, trends in our company and the industry as a whole, as well as information available from other outside sources. Our estimates affect amounts recorded in our consolidated financial statements and there can be no assurance that actual results will not differ from initial estimates. Our accounting policies are more fully described in Note 1 to the consolidated financial statements, Description of Business and Summary of Significant Accounting Principles.

We consider the following accounting policies to be the most important to understanding and evaluating our financial results. These policies require management to make subjective and complex judgments that are inherently uncertain or variable. We have discussed the development, selection and disclosure of our critical accounting policies and estimates with the Audit Committee of our Board of Directors.

Revenue recognition

Our policy is to record revenue when all of the following criteria have been satisfied:

  •
  Persuasive evidence of an arrangement exists;

  •
  The price or fee to the customer is fixed or determinable;

  •
  Collectability is reasonably assured;

  •
  Delivery has occurred; and

  •
  No significant contractual obligations remain.

Revenues are reported net of incentive rebates, discounts, sales taxes, and all other items of a similar nature except for gaming industry taxes on certain Gaming Operations revenue. The gross amounts of these gaming taxes are not presented separately in the financial statements because they are not significant. For products sold under arrangements with extended payment terms the probability of collection is evaluated based on a review of the customer's credit worthiness and a review of historic collection experience on contracts with extended payment terms. As a result of such review, we recognize revenue on extended payment term arrangements when we have determined that collectability is reasonably assured and the fee is considered fixed and determinable.

Games placed with customers on a trial basis are recorded as revenue once the trial period has ended, the customer has accepted the games and all other revenue recognition criteria have been satisfied. Amounts billed to customers prior to completing the earnings process are deferred until the revenue recognition criteria are satisfied.

Effective July 1, 2009, we adopted new accounting guidance related to revenue recognition for multiple deliverable arrangements and certain revenue arrangements that include software elements. This guidance was applied using the prospective method to all new or materially modified revenue arrangements entered into since the start of our fiscal year of adoption, which was July 1, 2009.

Prior to the adoption of the new revenue recognition guidance gaming equipment and systems revenue was recognized in accordance with software revenue recognition guidance. The new guidance amended the scope of software revenue recognition to exclude all tangible products containing both software and nonsoftware components that function together to deliver a product's essential functionality. As a result of applying the new guidance, certain products that were previously accounted for under the scope of software revenue recognition guidance are no longer accounted for as software.

Considerable judgment is necessary to determine whether certain of our products are within the scope of software revenue recognition and whether the software and nonsoftware elements of these products function together to deliver the essential functionality. This determination dictates whether general revenue recognition guidance or software revenue recognition guidance applies which could impact the timing of revenue recognition.

Gaming Operations Revenue.    Gaming operations revenue consists of the operation of linked progressive systems and the rental of gaming devices, game content and the related systems placed with customers. Fees under these arrangements are earned and recognized based on a share of money wagered, a share of the net winnings, or on a fixed daily rate. The daily fee entitles the customer to full use of the gaming device and includes maintenance, licensing of the game content software and connection to a linked progressive system, where applicable. In certain markets, we also charge a daily system connection fee for the customer to connect to a central determination system and/or back-office system. We do not consider these arrangements to have multiple revenue-generating activities as the services offered are a comprehensive solution in exchange for a daily fee and all of the products and services are delivered contemporaneously. Gaming operations revenue is recognized under general revenue recognition guidance as the deliverables provide the customer with rights to use tangible gaming devices and software that is essential to the functionality of the gaming devices.

Gaming Equipment Revenue.    Gaming Equipment revenue is generated from the sale of gaming devices and licensing rights to game content software that is installed in the gaming device, parts, and other ancillary equipment. Arrangements may also include sales of game content conversion kits which enable customers to replace game content without purchasing a new gaming device. Gaming equipment arrangements do not include maintenance and product support fees beyond a standard warranty period. The recognition of revenue from the sale of gaming devices occurs as title and risk of loss have passed to the customer and all other revenue recognition criteria have been satisfied.

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

We license systems software on a perpetual basis or under time-based licenses. Revenue from perpetual license software is recognized at the inception of the license term provided all revenue recognition criteria have been satisfied. Revenue from maintenance and product support fees sold with perpetual licenses is recognized over the term of the support period. Our time-based licenses are generally for twelve month terms and are bundled with software maintenance and product support fees. All revenue from such arrangements is recognized over the term of the license.

Systems-based hardware includes embedded software that is essential to the functionality of the hardware. Accordingly, revenue related to all systems-based hardware sales and related maintenance and product support fees are recognized under general revenue recognition guidance. Prior to July 1, 2009, systems-based hardware was recognized under software revenue recognition guidance. Revenue from the sale of systems-based hardware is generally recognized upon delivery when title and risk of loss have passed to the customer and all other revenue recognition criteria are satisfied. However, in the case of arrangements involving a systems installation, revenue on systems-based hardware is generally not recognized until the system has been installed and the customer has accepted the system. Hardware maintenance and product support fees are recognized on a straight-line basis over the term of the support period which is generally twelve months.

Software maintenance and product support provides customers with rights to unspecified software product upgrades, maintenance and patches released during the term of the support period. Our software maintenance and product support arrangements are generally for twelve month periods. Software maintenance and product support is recognized on a straight-line basis over the term of the support period.

Multiple Element Arrangements.    We enter into revenue arrangements that may consist of multiple deliverables of our products and services. For example, customers may enter into arrangements with us for the implementation of systems software and the sale of gaming devices. Arrangements for the implementation of systems software will generally include a combination of systems software licenses, systems-based hardware products, maintenance and product support fees, and professional services. Certain gaming equipment arrangements may also include the sale of gaming devices and game content conversion kits.

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

Considerable judgment is required to determine whether an arrangement consists of multiple deliverables, whether each delivered item has value to the customer on a stand-alone basis and in determining the relative selling price used to allocate the arrangement fee to each deliverable. Such determination affects the amount and timing of revenue recognition. Management evaluates the primary use and functionality of each deliverable in determining whether a delivered item has stand-alone value and qualifies as a separate unit of accounting. Judgments for revenue recognition also involve an assessment as to whether collectability is reasonably assured and whether fees under an arrangement are fixed or determinable.

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

Inventories

We regularly review inventory quantities and update estimates for the net realizable value of inventories to estimate potentially excess or obsolete inventory. Our process includes examining the carrying values of new and used gaming devices, parts and ancillary equipment in comparison to the current fair market values for such equipment (less costs to sell or dispose). The determination of obsolete or excess inventory requires us to estimate the future demand for our products within specific time horizons, generally one year or less. Additional factors involved in this analysis include the overall levels of our inventories, the costs required to sell the products, including refurbishment costs and importation costs for international shipments, and the overall projected demand for products once the next generation of products are scheduled for release. Demand for parts inventory is also subject to technical obsolescence.

As a result of our ongoing analysis of inventory, we recognized inventory write-downs totaling $5.9 million, $3.6 million and $2.0 million during the years ended June 30, 2012, 2011 and 2010, respectively. Additional valuation charges could occur in the future as a result of changes in the factors listed above.

Leased gaming equipment

Leased gaming equipment is stated at cost and depreciated over estimated useful lives ranging from one to three and one-half years. The estimation of useful lives for our leased gaming equipment requires judgment and is based on the period of time over which we believe the assets will be of economic benefit. Given changes in technology, customer preferences and product demand, we review and evaluate the recoverability of our investment in such assets on a quarterly basis, as well as the estimated useful lives used to depreciate these assets.

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

We review goodwill for impairment annually at the beginning of our fourth fiscal quarter, or whenever events or changes in circumstances indicate the carrying value may not be recoverable or warrant a revision to the estimated remaining useful life. We perform the impairment analysis of goodwill at a reporting unit level by comparing the fair value of a reporting unit with our carrying value, including goodwill. If the fair value is less than the carrying value, the impairment to be recognized is measured as the amount by which the carrying amount of the goodwill exceeds the fair value of the reporting unit goodwill.

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

During the year ended June 30, 2010, impairment charges of $5.9 million related to long-lived assets were recorded (see Note 4 to the consolidated financial statements, Impairment Charges). During the years ended June 30, 2012 and 2011, no impairment charges related to long-lived assets were recorded.

During the years ended June 30, 2012, 2011 and 2010, no impairment charges related to goodwill were recorded.

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

Pre-tax share-based compensation expense from continuing operations was $14.2 million, $12.9 million and $13.8 million during the years ended June 30, 2012, 2011 and 2010, respectively. As of June 30, 2012, there was $6.8 million of total unrecognized compensation expense related to the unvested portion of stock options which will be recognized over the subsequent 1.64 years. In addition, as of June 30, 2012, there was $19.5 million of total unrecognized compensation expense related to the unvested portion of restricted stock and Restricted Stock Units ("RSUs") which will be recognized over the subsequent 2.09 years.

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

The recoverability of certain deferred tax assets is based in part on estimates of future income and the timing of temporary differences, and the failure to fully realize such deferred tax assets could result in a higher tax provision in future periods. Our net deferred tax assets from continuing operations totaled $49.6 million and $40.6 million at June 30, 2012 and 2011, respectively. Our accrued income taxes payable totaled $12.2 million and $3.0 million and our accrued income taxes receivable totaled $25.8 million and $47.3 million at June 30, 2012 and 2011, respectively. We have classified $12.0 million of the accrued income taxes receivable at June 30, 2012 as long term as we do not expect collection of these amounts in the next twelve months.

We apply Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 740 "Accounting for Uncertainty in Income Taxes" to our uncertain tax positions. Under the guidance, we may recognize a tax benefit from an uncertain position only if it is more likely than not that the position will be sustained upon examination by taxing authorities based on the technical merits of the issue. The amount recognized in the financial statements is the largest benefit that we believe has greater than a 50% likelihood of being realized upon settlement.

We are required to make significant judgments when evaluating our uncertain tax positions and the related tax benefits. We believe our assumptions are reasonable; however, there is no guarantee that the final outcome of the related matters will not differ from the amounts reflected in our income tax provisions and accruals. We adjust our liability for uncertain tax positions based on changes in facts and circumstances such as the closing of a tax audit or changes in estimates. Our income tax provision may be impacted to the extent that the final outcome of these tax positions is different than the amounts recorded. As of June 30, 2012 and 2011, our liabilities for unrecognized tax benefits totaled $12.7 million and $8.4 million, respectively. Of these amounts, $12.7 million and $8.2 million, respectively, if recognized, would impact the effective tax rate.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of June 30, 2012, we had total debt outstanding of approximately $511.5 million which consisted primarily of a $281.3 million term loan and $230.0 million of borrowing under our revolving credit facility. During the year, the interest rate for the credit facility was subject to a leveraged based pricing grid. We have minimized our exposure to market interest rate risk because the variable interest rate on the term loan was effectively converted to a fixed rate as a result of the floating-to-fixed interest rate swaps entered into in December 2008 and June 2011, respectively, and discussed in Note 8 to the consolidated financial statements, Long-Term Debt. As of June 30, 2012, the interest rate on the revolving credit facility was 1.75% and the interest rate on our term loan was approximately 3.58%, after giving effect to our interest rate swaps, given our leverage ratio was approximately 1.8 for the period. We estimate a hypothetical decline of 100 bps in applicable interest rates would have an immaterial impact on our business because we manage this exposure with derivative financial instruments.

Foreign Currency Exchange Rate Risk

Certain of our foreign subsidiaries use their local currency as their functional currency and are exposed to risks resulting from fluctuations in foreign currency exchange rates. During the years ended June 30, 2012 and 2010, we recognized foreign currency exchange rate losses of approximately $3.4 million and $4.3 million respectively, and during the year ended June 30, 2011, we recognized a foreign currency exchange rate gain of approximately $2.5 million. We estimate that a hypothetical 10% strengthening (or weakening) of the U.S. dollar for fiscal year 2012 would have had an immaterial impact on our business.

In addition, the net assets of these subsidiaries are exposed to foreign currency translation gains and losses which are included as a component of accumulated other comprehensive income in stockholders'

equity in our Consolidated Balance Sheet. Such translation resulted in an unrealized loss of $4.0 million for fiscal year 2012 and an unrealized gain of $0.8 million for fiscal year 2011.

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

During the fiscal year ended June 30, 2011, we borrowed and repaid €15.0 million (EURO converted into $21.9 million U.S. dollars) under our revolving credit facility. There were no similar transactions in the fiscal year ended June 30, 2012.

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

Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.

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

Management evaluated the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting was effective as of June 30, 2012. The attestation report issued by Deloitte & Touche LLP, an independent registered public accounting firm, on the effectiveness of our internal control over financial reporting is included in their audit opinion included on page F-2 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting during the Quarter Ended June 30, 2012

There were no changes in our internal control over financial reporting that occurred in the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended June 30, 2012.

ITEM 11.    EXECUTIVE COMPENSATION

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended June 30, 2012.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

All information, except the equity compensation plans table below, required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended June 30, 2012.

Equity Compensation Plans

The following table sets forth information as of June 30, 2012 with respect to our equity compensation plans under which our equity securities are authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options and rights(1)	Weighted average exercise price of outstanding options and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Plan Category
Equity compensation plans approved by security holders	3,064,812	$21.64	2,483,857	(2)
Equity compensation plans not approved by security holders(3)	50,000	16.99	—

Total	3,114,812	$21.57	2,483,857

(1)
Rights include grants for Restricted Stock Units that can be exercised for no consideration; the total weighted average exercise price excluding these rights would be $26.40.

(2)
Includes 213,254 shares of common stock available for future issuance under the 2008 ESPP.

(3)
Options granted to an executive officer pursuant to an employment agreement as an inducement to accept employment with the Company.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended June 30, 2012.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended June 30, 2012.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Annual Report on Form 10-K:

1.
Financial Statements:

•
Report of Independent Registered Public Accounting Firm

•
Consolidated Balance Sheets as of June 30, 2012 and 2011

•
Consolidated Statements of Operations for the Years Ended June 30, 2012, 2011 and 2010

•
Consolidated Statements of Comprehensive Income for the Years Ended June 30, 2012, 2011 and 2010

•
Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2012, 2011 and 2010

•
Consolidated Statements of Cash Flows for the Years Ended June 30, 2012, 2011 and 2010

•
Notes to consolidated financial statements

2.
Financial Statement Schedules: Schedule II—Valuation and Qualifying Accounts for the years ended June 30, 2012, 2011 and 2010

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
3.4	Amended and Restated Bylaws of Bally Technologies, Inc., filed on March 16, 2012 as Exhibit 3.1 to the Current Report on Form 8-K of Bally Technologies, Inc., and incorporated herein by reference.
3.5	Amendment to Amended and Restated Bylaws filed on May 9, 2012 as Exhibit 3.1 to the Current Report on Form 8-K of Bally Technologies, Inc., and incorporated herein by reference.
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
10.6*
Form of Stock Option Agreement under the 2001 Long Term Incentive Plan, filed on August 26, 2011 as Exhibit 10.6 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2011 of Bally Technologies, Inc., and incorporated herein by reference.
10.7*
Form of Director Stock Option Agreement under the 2001 Long Term Incentive Plan, filed on August 26, 2011 as Exhibit 10.7 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2011 of Bally Technologies, Inc., and incorporated herein by reference.
10.8*
Form of Director Stock Option Agreement under the 2001 Long Term Incentive Plan dated June 13, 2005, filed on August 26, 2011 as Exhibit 10.8 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2011 of Bally Technologies, Inc., and incorporated herein by reference.
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
10.11*
Restricted Stock Agreement by and between Alliance Gaming Corporation and Richard Haddrill, dated as of June 30, 2004, filed on August 26, 2011 as Exhibit 10.11 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2011 of Bally Technologies, Inc., and incorporated herein by reference.
10.12*
Stock Option Agreement by and between Alliance Gaming Corporation and Richard Haddrill, dated as of June 30, 2004, filed on August 26, 2011 as Exhibit 10.12 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2011 of Bally Technologies, Inc., and incorporated herein by reference.
10.13*
Stock Option Agreement by and between Alliance Gaming Corporation and Richard Haddrill, dated as of October 27, 2004, filed on August 26, 2011 as Exhibit 10.13 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2011 of Bally Technologies, Inc., and incorporated herein by reference.

Exhibit Number	Description
10.14*	Restricted Stock Agreement by and between Alliance Gaming Corporation and Richard Haddrill, dated as of December 22, 2004, filed on August 26, 2011 as Exhibit 10.14 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2011 of Bally Technologies, Inc., and incorporated herein by reference.
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
10.17*
Second Amendment to Employment Agreement by and between Alliance Gaming Corporation and Richard Haddrill, effective as of June 13, 2005, filed on August 26, 2011 as Exhibit 10.17 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2011 of Bally Technologies, Inc., and incorporated herein by reference.
10.18*
Form of Third Amendment to Haddrill Employment Agreement dated June 20, 2006, by and between Bally Technologies, Inc. and Richard Haddrill, filed on August 26, 2011 as Exhibit 10.18 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2011 of Bally Technologies, Inc., and incorporated herein by reference.
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
10.28*
Employment Agreement dated December 6, 2011, by and between Bally Technologies, Inc. and Derik Mooberry, filed on December 12, 2011 as Exhibit 10.1 to the Current Report on Form 8-K of Bally Technologies, Inc., and incorporated herein by reference.
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

BALLY TECHNOLOGIES, INC. DATED: August 29, 2012
By	/s/ RICHARD M. HADDRILL Richard M. Haddrill Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ RICHARD M. HADDRILL Richard M. Haddrill	Chief Executive Officer (Principal Executive Officer), and Director	August 29, 2012
/s/ NEIL P. DAVIDSON Neil P. Davidson	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	August 29, 2012
/s/ ROBERT L. GUIDO Robert L. Guido	Director	August 29, 2012
/s/ JOSEPHINE LINDEN Josephine Linden	Director	August 29, 2012
/s/ W. ANDREW MCKENNA W. Andrew McKenna	Director	August 29, 2012
/s/ DAVID ROBBINS David Robbins	Director	August 29, 2012
/s/ KEVIN VERNER Kevin Verner	Director and Chairman of the Board	August 29, 2012

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Bally Technologies, Inc.
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Bally Technologies, Inc. and subsidiaries (the "Company") as of June 30, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2012. Our audits also included the financial statement Schedule II—Valuation and Qualifying Accounts for each of the three years in the period ended June 30, 2012. We have also audited the Company's internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management's report on internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bally Technologies, Inc. and subsidiaries as of June 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada
August 29, 2012

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2012 AND 2011

	June 30, 2012	June 30, 2011
	(in 000s, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$32,673	$66,425
Restricted cash	13,645	8,419
Accounts and notes receivable, net of allowances for doubtful accounts of $14,073 and $11,059	264,842	235,246
Inventories	75,066	68,634
Prepaid and refundable income tax	13,755	36,332
Deferred income tax assets	42,822	29,318
Deferred cost of revenue	17,615	13,795
Prepaid assets	13,061	10,524
Other current assets	6,980	4,984

Total current assets	480,459	473,677
Restricted long-term investments	12,171	12,485
Long-term accounts and notes receivables, net of allowances for doubtful accounts of $3,029 and $507	55,786	46,659
Property, plant and equipment, net	30,667	33,266
Leased gaming equipment, net	121,151	96,691
Goodwill	171,971	162,110
Intangible assets, net	39,166	34,865
Deferred income tax assets	7,409	12,120
Income tax receivable	12,041	10,972
Deferred cost of revenue	16,542	23,193
Other assets, net	23,104	21,356

Total assets	$970,467	$927,394

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$41,414	$38,411
Accrued and other liabilities	85,310	63,225
Jackpot liabilities	11,682	11,894
Deferred revenue	46,314	28,900
Income tax payable	12,226	3,033
Current maturities of long-term debt	17,091	15,153

Total current liabilities	214,037	160,616
Long-term debt, net of current maturities	494,375	500,250
Deferred revenue	26,715	34,788
Other income tax liability	13,922	9,321
Other liabilities	23,943	7,827

Total liabilities	772,992	712,802
Commitments and contingencies (Note 13)
Stockholders' equity:
Special stock, 10,000,000 shares authorized: Series E, $100 liquidation value; 115 shares issued and outstanding	12	12
Common stock, $.10 par value; 100,000,000 shares authorized; 63,150,000 and 61,541,000 shares issued and 42,102,000 and 44,397,000 outstanding	6,309	6,149
Treasury stock at cost, 21,048,000 and 17,144,000 shares	(790,633)	(634,268)
Additional paid-in capital	489,002	442,713
Accumulated other comprehensive loss	(13,477)	(3,064)
Retained earnings	504,895	401,363

Total Bally Technologies, Inc. stockholders' equity	196,108	212,905
Noncontrolling interests	1,367	1,687

Total stockholders' equity	197,475	214,592

Total liabilities and stockholders' equity	$970,467	$927,394

See accompanying notes to consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE YEARS ENDED JUNE 30, 2012

	2012	2011	2010
	(in 000s, except per share amounts)
Revenues:
Gaming equipment and systems	$522,342	$439,534	$491,241
Gaming operations	357,417	318,621	286,950

	879,759	758,155	778,191

Costs and expenses:
Cost of gaming equipment and systems(1)	226,636	184,836	196,699
Cost of gaming operations	99,680	88,820	83,106
Selling, general and administrative	255,043	225,033	203,195
Research and development costs	96,182	88,086	80,301
Impairment charges	—	—	11,379
Depreciation and amortization	22,775	19,845	19,401

	700,316	606,620	594,081

Operating income	179,443	151,535	184,110
Other income (expense):
Interest income	5,221	4,960	3,310
Interest expense	(17,378)	(11,984)	(12,581)
Loss on extinguishment of debt	—	(4,119)	—
Other, net	(2,827)	3,001	(4,021)

Income from continuing operations before income taxes	164,459	143,393	170,818
Income tax expense	(63,549)	(45,182)	(60,721)

Income from continuing operations	100,910	98,211	110,097
Discontinued operations:
Income from discontinued operations, net of tax	—	—	7,181
Gain (loss) on sale of discontinued operations, net of tax	—	(403)	22,079

Income (loss) from discontinued operations, net of tax	—	(403)	29,260

Net income	100,910	97,808	139,357
Less net income (loss) attributable to noncontrolling interests	(238)	(455)	1,880

Net income attributable to Bally Technologies, Inc.	$101,148	$98,263	$137,477

Basic earnings per share attributable to Bally Technologies, Inc.:
Income from continuing operations	$2.35	$1.90	$2.00
Income from discontinued operations	—	—	0.11
Gain (loss) on sale of discontinued operations	—	(0.01)	0.41

Basic earnings per share	$2.35	$1.89	$2.52

Diluted earnings per share attributable to Bally Technologies, Inc.:
Income from continuing operations	$2.28	$1.82	$1.89
Income from discontinued operations	—	—	0.11
Gain (loss) on sale of discontinued operations	—	(0.01)	0.38

Diluted earnings per share	$2.28	$1.81	$2.38

Weighted average shares outstanding:
Basic	42,985	51,960	54,576

Diluted	44,420	54,420	57,675

Amounts attributable to Bally Technologies, Inc.:
Income from continuing operations, net of tax	$101,148	$98,666	$109,223
Income from discontinued operations, net of tax	—	—	6,175
Gain (loss) on sale of discontinued operations, net of tax	—	(403)	22,079

Net income	$101,148	$98,263	$137,477

(1)
Cost of gaming equipment and systems exclude amortization related to certain intangibles, including core technology and license rights, which are included in depreciation and amortization.

See accompanying notes to consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE YEARS ENDED JUNE 30, 2012

	2012	2011	2010
	(in 000s)
Net income	$100,910	$97,808	$139,357
Other comprehensive income (loss):
Foreign currency translation adjustment before income taxes	(3,959)	762	(266)
Income tax expense	—	—	—

Foreign currency translation adjustment	(3,959)	762	(266)
Unrealized loss on derivative financial instruments before income taxes	(9,930)	(1,204)	(2,953)
Income tax benefit	3,476	422	945

Unrealized loss on derivative financial instruments	(6,454)	(782)	(2,008)
Total other comprehensive income (loss), net of income taxes	(10,413)	(20)	(2,274)

Comprehensive income	90,497	97,788	137,083
Less: comprehensive income (loss) attributable to noncontrolling interests	(238)	(455)	1,880

Comprehensive income attributable to Bally Technologies, Inc.	$90,735	$98,243	$135,203

See accompanying notes to consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE THREE YEARS ENDED JUNE 30, 2012

						Accumulated Other Comprehensive Income (Loss) ("OCI")
	Common Stock
			Series E Special Stock	Treasury Stock	Additional Paid-In Capital		Retained Earnings	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Dollars
	(in 000s)
Balances at June 30, 2009	57,091	$5,703	$12	$(64,727)	$330,465	$(770)	$165,623	$2,443	$438,749

Income from continuing operations, net of tax	—	—	—	—	—	—	109,223	874	110,097
Income from discontinued operations, net of tax	—	—	—	—	—	—	6,175	1,006	7,181
Gain on sale of discontinued operations, net of tax	—	—	—	—	—	—	22,079	—	22,079
Foreign currency translation adjustment	—	—	—	—	—	(266)	—	—	(266)
Unrealized loss on derivative financial instruments, net of tax	—	—	—	—	—	(2,008)	—	—	(2,008)

Total comprehensive income	—	—	—	—	—	—	—	—	$137,083
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,942)	(1,942)
Issuance and receipt of restricted stock, ESPP shares, stock options and related tax and tax benefit	2,364	236	—	(1,105)	48,462	—	—	—	47,593
Purchase of common stock for treasury	—	—	—	(91,221)	—	—	—	—	(91,221)
Shares issued upon exercise of warrants	40	4	—	—	(4)	—	—	—	—
Share-based compensation	—	—	—	—	13,930	—	—	—	13,930

Balances at June 30, 2010	59,495	$5,943	$12	$(157,053)	$392,853	$(3,044)	$303,100	$2,381	$544,192

Income from continuing operations, net of tax	—	—	—	—	—	—	98,666	(455)	98,211
Loss on sale of discontinued operations, net of tax	—	—	—	—	—	—	(403)	—	(403)
Foreign currency translation adjustment	—	—	—	—	—	762	—	—	762
Unrealized loss on derivative financial instruments, net of tax	—	—	—	—	—	(782)	—	—	(782)

Total comprehensive income	—	—	—	—	—	—	—	—	$97,788
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(239)	(239)
Issuance and receipt of restricted stock, ESPP shares, stock options and related tax and tax benefit	2,046	206	—	(3,161)	36,953	—	—	—	33,998
Purchase of common stock for treasury	—	—	—	(474,054)	—	—	—	—	(474,054)
Share-based compensation	—	—	—	—	12,907	—	—	—	12,907

Balances at June 30, 2011	61,541	$6,149	$12	$(634,268)	$442,713	$(3,064)	$401,363	$1,687	$214,592

Income from continuing operations, net of tax	—	—	—	—	—	—	101,148	(238)	100,910
Foreign currency translation adjustment	—	—	—	—	—	(3,959)	—	—	(3,959)
Unrealized loss on derivative financial instruments, net of tax	—	—	—	—	—	(6,454)	—	—	(6,454)

Total comprehensive income	—	—	—	—	—	—	—	—	$90,497
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(82)	(82)
Cumulative effect of adoption of ASU 2010-16 for change in jackpot accounting	—	—	—	—	—	—	2,384	—	2,384
Issuance and receipt of restricted stock, ESPP shares, stock options and related tax and tax benefit	1,609	160	—	(1,720)	32,117	—	—	—	30,557
Purchase of common stock for treasury	—	—	—	(154,645)	—	—	—	—	(154,645)
Share-based compensation	—	—	—	—	14,172	—	—	—	14,172

Balances at June 30, 2012	63,150	$6,309	$12	$(790,633)	$489,002	$(13,477)	$504,895	$1,367	$197,475

See accompanying notes to consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE YEARS ENDED JUNE 30, 2012

	2012	2011	2010
	(in 000s)
Cash flows from operating activities:
Net income	$100,910	$97,808	$139,357
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	—	—	(7,181)
(Gain) loss on sale of discontinued operations, net of tax	—	403	(22,079)
Impairment charges	—	—	11,379
Depreciation and amortization	81,453	74,980	73,900
Share-based compensation	14,172	12,907	13,793
Amortization of deferred debt issuance costs	1,807	3,404	2,984
Income tax (benefit) expense	(5,986)	18,811	(19,927)
Provision for doubtful accounts	9,863	7,963	2,927
Loss on extinguishment of debt	—	4,119	—
Inventory write-downs	5,902	3,623	2,025
Excess tax benefit of stock option exercises	(5,523)	(8,214)	(15,355)
Other	3,949	(1,320)	(1,089)
Change in operating assets and liabilities:
Accounts and notes receivable	(35,934)	(46,647)	(49,816)
Inventories	(98,432)	(101,797)	(36,553)
Prepaid and refundable income tax and income tax payable	40,802	(24,849)	48,026
Other current assets	(7,111)	(557)	3,890
Accounts payable	(2,693)	14,615	3,763
Accrued liabilities, customer deposits and jackpot liabilities	15,376	3,393	(3,437)
Deferred revenue and deferred cost of revenue	12,428	(1,886)	(17,482)

Net cash provided by operating activities	130,983	56,756	129,125

Cash flows from investing activities:
Acquisitions	(10,490)	—	—
Capital expenditures	(11,464)	(13,202)	(11,611)
Restricted cash and investments	(4,913)	474	(205)
Development financing provided to customers	—	(9,940)	(15,750)
Additions to other long-term assets	(8,331)	(6,552)	(4,758)

Net cash used in investing activities	(35,198)	(29,220)	(32,324)

Cash flows from financing activities:
Proceeds from borrowing	—	300,000	—
Proceeds from revolving credit facility	41,000	250,884	—
Payments on revolving credit facility	(30,000)	(31,884)	—
Capitalized debt issuance costs	—	(7,118)	(2,906)
Pay-off of debt from refinancing	—	(142,500)	—
Payments on long-term debt and capital leases	(15,040)	(35,049)	(35,337)
Distributions to noncontrolling interests	(82)	(239)	(675)
Purchase of treasury stock	(154,235)	(477,215)	(92,326)
Excess tax benefit of stock option exercises	5,523	8,214	15,355
Proceeds from exercise of stock options and employee stock purchases	25,888	28,441	31,968

Net cash used in financing activities	(126,946)	(106,466)	(83,921)

Effect of exchange rate changes on cash	(2,591)	669	(396)

Net cash used in operating activities of discontinued operations	—	(403)	(9,483)
Net cash provided by investing activities of discontinued operations	—	—	78,757
Net cash used in financing activities of discontinued operations	—	—	(1,267)
Decrease in cash and cash equivalents of discontinued operations	—	—	8,712

	—	(403)	76,719

Cash and cash equivalents:
Increase (decrease) for year	(33,752)	(78,664)	89,203
Balance, beginning of year	66,425	145,089	55,886

Balance, end of year	$32,673	$66,425	$145,089

See accompanying notes to consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2012

The following supplemental information is related to the consolidated statements of cash flows:

	Year Ended June 30,
	2012	2011	2010
	(in 000s)
Cash paid for interest	$17,119	$11,985	$12,982
Cash paid for income taxes	29,297	46,132	42,306
Non-cash investing and financing transactions:
Transfer of inventory to leased gaming equipment(1)	104,512	87,307	51,952
Reclassify property, plant and equipment to inventory(1)	16,685	15,519	8,931
Liabilities assumed in acquisitions	5,395	—	—
Acquisition of Bally trademark	—	—	7,500

(1)
As a result of the inability to separately identify the cash flows associated with the construction of leased gaming equipment, the Company has included all additions to leased gaming equipment as an increase in inventory under cash used in operating activities in the consolidated statement of cash flows. In addition, cash generated from the sale of used gaming equipment classified as leased gaming equipment is also included in cash provided by operating activities in the consolidated statement of cash flows. The Company has one process to procure raw materials for the assembly of both inventory and leased gaming equipment. The materials requisition planning process considers the number of devices the Company expects to build for sale and for use in gaming operations during a particular period, but it does not separately earmark purchases for leased gaming equipment. Without such an earmarking process, the Company is unable to determine whether the parts used to construct leased gaming equipment during a particular period came from inventory on hand at the beginning of the period or was constructed from inventory procured during the period of deployment, thus requiring the expenditure of cash.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Bally Technologies, Inc. ("Bally" or the "Company"), a Nevada corporation, is a diversified global gaming company that designs, manufactures, operates, and distributes advanced technology-based gaming devices, systems, server-based solutions, custom mobile applications, and interactive applications. The Company's innovations and technology solutions allow its customers to more effectively manage their operations using our wide range of marketing, data management and analysis, accounting, player tracking, security, and other software applications and tools. The Company also provides hardware, including spinning-reel and video gaming devices, specialty gaming devices, and wide-area progressive systems. Under its business-to-business model, the Company supports customers that include traditional land-based, riverboat, and Native American casinos, video lottery and central determination markets.

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

The Company transacts business in various foreign currencies and has international sales and expenses denominated in foreign currencies, subjecting the Company to foreign currency risk. The Company may enter into foreign currency forward contracts, generally with maturities of twelve months or less, to hedge recognized foreign currency assets and liabilities to reduce the risk that earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. The gains or losses resulting from changes in the fair value of these forward contracts, which are not designated as accounting hedges, are reported in other income (expense) in the consolidated statements of operations, and generally offset the gains and losses associated with the underlying foreign-currency-denominated balances, which are also reported in other income (expense). As of June 30, 2012, euro forward contracts for a total of $38.0 million, or the notional equivalent of €30 million, were outstanding.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company may use interest rate derivatives to manage the interest expense generated by variable rate debt and foreign currency derivatives to manage foreign exchange risk. The Company's derivative financial instruments are measured at fair value on a recurring basis, and the balances were as follows:

	Fair Value Measurements Using Input Type
	Level 1	Level 2	Level 3
	(in 000s)
As of June 30, 2012:
Other current assets:
Foreign currency derivative financial instrument	$—	$2,850	$—

Liabilities:
Accrued and other liabilities:
Foreign currency derivative financial instrument	$—	$115	$—

Interest rate derivative financial instruments	$—	$4,804	$—

Other liabilities:
Interest rate derivative financial instrument	$—	$9,028	$—

As of June 30, 2011:
Assets:
Other assets, net:
Foreign currency derivative financial instrument	$—	$452	$—

Interest rate derivative financial instruments	$—	$1,231	$—

Liabilities:
Accrued and other liabilities:
Foreign currency derivative financial instrument	$—	$586	$—

Interest rate derivative financial instruments	$—	$5,133	$—

The valuation techniques used to measure the fair value of the derivative financial instruments above in which the counterparties have high credit ratings, were derived from pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data. The Company's discounted cash flow techniques use observable market inputs, such as LIBOR-based yield curves and foreign currency forward rates. See Note 8 to consolidated financial statements, Long-Term Debt.

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

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The impact of the cash flow hedge and non-designated foreign currency derivatives on the consolidated financial statements is depicted below:

	Amount of Loss Recognized in OCI on Derivative (Effective Portion)				Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Derivative in Cash Flow Hedging Relationship	Year Ended June 30, 2012	Year Ended June 30, 2011	Year Ended June 30, 2010	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Year Ended June 30, 2012	Year Ended June 30, 2011	Year Ended June 30, 2010
				(in 000s)
Interest rate swap agreement	$(14,969)	$(3,661)	$(5,978)	Interest expense	$(5,039)	$(2,458)	$(3,024)

	Amount of Income (Loss) Recognized in Other Income (Expense)
	(in 000s)
Non-Designated Derivative	Year Ended June 30, 2012	Year Ended June 30, 2011	Year Ended June 30, 2010
Foreign Currency Forward Contract	$4,246	$(135)	$—

Cash and cash equivalents

Cash and cash equivalents consist of highly liquid debt instruments purchased with an original maturity of three months or less at the date of purchase and are carried at cost, which approximates fair value.

Restricted cash

The Company maintains jackpot funds totaling approximately $13.6 million and $8.4 million at June 30, 2012 and 2011, respectively, to ensure availability of funds to pay wide-area progressive jackpot awards.

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

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has also provided development financing to certain customers in the form of notes receivable with repayment terms of three to ten years. These notes may require scheduled quarterly principal reductions and may also include accelerated payment terms based upon a percentage of net-win from gaming devices sold or leased to these customers. Notes receivable as of June 30, 2012, include $15.6 million, net of discounts of $3.3 million, related to development financing loans made to HBG Connex S.P.A. ("HBG") to allow it to make advance payments necessary to obtain gaming licenses in the Italian Video Lottery Terminal ("VLT") market. HBG has initiated arbitration proceedings against the Company as a result of alleged damages from delays in obtaining regulatory approval of certain gaming equipment to be leased to HBG (see Note 13 to consolidated financial statements, Commitments and Contingencies) and has not made required payments on the notes receivable. The Company has not recorded an impairment as management expects to collect amounts due under the notes receivable.

The Company's accounts and notes receivable were as follows:

	Accounts and Notes Receivable as of June 30, 2012			Accounts and Notes Receivable as of June 30, 2011
	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
	(in 000s)
Contract term less than one year:
Trade and other receivables, current	$173,889	$3,655	$170,234	$162,202	$2,064	$160,138
Contract term greater than one year:
Trade receivables, current	85,075	41,213	43,862	72,237	3,973	68,264
Trade receivables, noncurrent	30,476	7,213	23,263	15,111	213	14,898

	115,551	48,426	67,125	87,348	4,186	83,162
Lease receivables, current	14,763	14,763	—	10,245	10,245	—
Lease receivables, noncurrent	15,070	15,070	—	13,490	13,490	—

	29,833	29,833	—	23,735	23,735	—
Notes receivable, current	5,188	5,188	—	1,621	1,621	—
Notes receivable, noncurrent	13,269	13,269	—	18,565	18,565	—

	18,457	18,457	—	20,186	20,186	—
Total current	278,915	64,819	214,096	246,305	17,903	228,402
Total noncurrent	58,815	35,552	23,263	47,166	32,268	14,898

Total	$337,730	$100,371	$237,359	$293,471	$50,171	$243,300

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The activity related to the allowance for doubtful accounts for fiscal year 2012 is summarized below:

	Allowance for Doubtful Accounts
	Beginning Balance as of June 30, 2011	Charge- offs	Recoveries	Provision	Ending Balance as of June 30, 2012	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
	(in 000s)
Contract term less than one year:
Trade and other receivables, current	$(5,875)	$1,550	$243	$(2,056)	$(6,138)	$(2,163)	$(3,975)
Contract term greater than one year:
Trade receivables, current	(5,184)	355	513	(3,619)	(7,935)	(4,867)	(3,068)
Trade receivables, noncurrent	(507)	1,666	—	(2,438)	(1,279)	(118)	(1,161)

	(5,691)	2,021	513	(6,057)	(9,214)	(4,985)	(4,229)
Lease receivables, current	—	—	—	—	—	—	—
Lease receivables, noncurrent	—	—	—	—	—	—	—

	—	—	—	—	—	—	—
Notes receivable, current	—	—	—	—	—	—	—
Notes receivable, noncurrent	—	—	—	(1,750)	(1,750)	(1,750)	—

	—	—	—	(1,750)	(1,750)	(1,750)	—
Total current	(11,059)	1,905	756	(5,675)	(14,073)	(7,030)	(7,043)
Total noncurrent	(507)	1,666	—	(4,188)	(3,029)	(1,868)	(1,161)

Total	$(11,566)	$3,571	$756	$(9,863)	$(17,102)	$(8,898)	$(8,204)

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The activity related to the allowance for doubtful accounts for fiscal year 2011 from December 31, 2010, the date of adoption for new disclosure requirements related to the credit quality of financing receivables and the related allowance for credit losses, to June 30, 2011, is summarized below:

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

The Company evaluates the credit quality of its accounts and notes receivable and establishes an allowance for doubtful accounts based on a combination of factors including, but not limited to, customer collection experience, economic conditions, and the customer's financial condition. In addition to specific account identification, which includes the review of any modifications of accounts and notes receivable, if applicable, the Company utilizes historic collection experience for the most recent twelve month period to establish an allowance for doubtful accounts. Receivables are written off only after the Company has exhausted all collection efforts.

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

The Company monitors the credit quality of its accounts receivable by reviewing an aging of customer invoices. Invoices are considered past due if a scheduled payment is not received within contractually

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

agreed upon terms. The Company's notes receivable are reviewed quarterly, at a minimum, for impairment. The Company also reviews a variety of other relevant qualitative information such as collection experience, economic conditions and specific customer financial conditions to evaluate credit risk in recording the allowance for doubtful accounts or as an indicator of an impaired loan.

The Company accrues interest, if applicable, on its accounts and notes receivables per the terms of the agreement. Interest is not accrued on past due accounts and notes receivable, or individual amounts that the Company has determined and specifically identified as not collectible. The following summarizes the aging of past due receivables, excluding trade accounts receivable with a contract term less than one year, as of June 30, 2012:

	1 to 90 Days Past Due	91 to 180 Days Past Due	181 + Days Past Due	Total Past Due	Current	Total Receivable	Recorded Investment in Receivables on Nonaccrual Status	Recorded Investment 90 Days and Accruing
	(in 000s)
Trade receivables	$7,278	$4,197	$8,735	$20,210	$95,341	$115,551	$20,210	$—
Lease receivables	—	—	—	—	29,833	29,833	—	—
Notes receivable	1,427	1,423	319	3,169	15,288	18,457	18,457	—

Total	$8,705	$5,620	$9,054	$23,379	$140,462	$163,841	$38,667	$—

The following summarizes the aging of past due receivables, excluding trade accounts receivable with a contract term less than one year, as of June 30, 2011:

	1 to 90 Days Past Due	91 to 180 Days Past Due	181 + Days Past Due	Total Past Due	Current	Total Receivable	Recorded Investment in Receivables on Nonaccrual Status	Recorded Investment 90 Days and Accruing
	(in 000s)
Trade receivables	$7,655	$4,790	$6,205	$18,650	$68,698	$87,348	$4,186	$—
Lease receivables	—	—	—	—	23,735	23,735	—	—
Notes receivable	—	—	—	—	20,186	20,186	—	—

Total	$7,655	$4,790	$6,205	$18,650	$112,619	$131,269	$4,186	$—

The aging of customer invoices is based on their contractually agreed upon payment terms, which in certain rare circumstances have been modified from the original financing terms. The modifications of original financing terms are infrequent and generally do not represent a concession as they result only in a delay of payment that is typically insignificant to our total trade, lease and notes receivable balances. There were no significant modifications of accounts and notes receivable during the period.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Impairment is recognized when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of a note arrangement. Due to an individual customer's filing of a bankruptcy petition, the Company recognized an impairment charge on notes receivable in which a related allowance of $1.8 million was recorded after estimating the fair value of the collateral less costs to sell.

Impaired Loans
as of June 30, 2012
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

The fair value of accounts and notes receivable, net, is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers, with similar credit ratings and remaining maturities. As of June 30, 2012 and 2011, respectively, the fair value of the accounts and notes receivable, net, approximate the carrying value.

Inventories

Inventories are stated at the lower of cost, determined on a first in, first out basis, or market. Cost elements included in work-in-process and finished goods include raw materials, direct labor and manufacturing overhead. Inventories consist of the following:

	June 30,
	2012	2011
	(in 000s)
Raw materials	$50,498	$53,926
Work-in-process	1,713	1,630
Finished goods	22,855	13,078

Total	$75,066	$68,634

The Company regularly reviews inventory quantities and updates estimates for the net realizable value of inventories to estimate potentially excess or obsolete inventory. Our process includes examining the carrying values of new and used gaming devices, parts and ancillary equipment in comparison to the current fair market values for such equipment (less costs to sell or dispose). The determination of obsolete or excess inventory requires us to estimate the future demand for our products within specific time horizons, generally one year or less. Additional factors involved in this analysis include the overall levels of our inventories, the costs required to sell the products, including refurbishment costs and

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

importation costs for international shipments, and the overall projected demand for products once the next generation of products are scheduled for release. Demand for parts inventory is also subject to technical obsolescence.

The Company recorded inventory write-downs totaling approximately $5.9 million, $3.6 million and $2.0 million during the years ended June 30, 2012, 2011 and 2010, respectively. Additional valuation charges could occur in the future as a result of changes in the factors listed above. These charges are included in the cost of gaming equipment and systems in the consolidated statements of operations.

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

Restricted long-term investments

The Company purchases U.S. Treasury Strip Securities for the benefit of jackpot winners who elect to receive annual or weekly installment payments. These securities are held to maturity and recorded at cost plus interest accretion to date. Such securities are included in restricted long-term investments in the consolidated balance sheets, and totaled $12.2 million and $12.5 million as of June 30, 2012 and 2011, respectively.

Property, plant and equipment and leased gaming equipment

Property, plant and equipment is stated at cost and depreciated over the estimated useful lives or lease term, if less, using the straight line method as follows: buildings and improvements, ten years; furniture, fixtures and equipment, three to seven years; and leasehold improvements, the shorter of lease term or ten years. Leased gaming equipment is stated at cost and depreciated over the estimated useful lives ranging from one to three and one-half years. Depreciation and asset charges related to leased gaming equipment are recorded to cost of gaming operations in the consolidated statements of operations.

Significant replacements and improvements are capitalized while other maintenance and repairs are expensed. The cost and accumulated depreciation of assets retired or otherwise disposed of are eliminated from the accounts and any resulting gain or loss is credited or charged to income.

Depreciation and amortization expense

For the years ended June 30, 2012, 2011 and 2010, depreciation and amortization expense from continuing operations totaled $81.5 million, $75.0 million and $73.9 million, respectively. Of these amounts, $58.7 million, $55.1 million and $54.5 million of depreciation and amortization expense were included in cost of gaming operations in the consolidated statements of operations.

For the year ended June 30, 2010, depreciation and amortization expense from discontinued operations totaled $2.9 million.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company reviews goodwill for impairment annually at the beginning of its fourth fiscal quarter, or whenever events or changes in circumstances indicate the carrying value may not be recoverable or warrant a revision to the estimated remaining useful life. The Company performs the impairment analysis of goodwill at a reporting unit level by comparing the fair value of a reporting unit with its carrying value, including goodwill. If the fair value is less than the carrying value, the impairment to be recognized is measured as the amount by which the carrying amount of the goodwill exceeds the fair value of the reporting unit goodwill.

During the year ended June 30, 2010, impairment charges of $5.9 million related to long-lived assets were recorded (see Note 4 to the consolidated financial statements, Impairment Charges). During the years ended June 30, 2012 and 2011, no impairment charges related to long-lived assets were recorded.

During the years ended June 30, 2012, 2011 and 2010, no impairment charges related to goodwill were recorded.

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

Revenues are reported net of incentive rebates, discounts, sales taxes, and all other items of a similar nature except for gaming industry taxes on certain Gaming Operations revenue. The gross amounts of these gaming taxes are not presented separately in the financial statements because they are not significant. For products sold under arrangements with extended payment terms the probability of collection is evaluated based on a review of the customer's credit worthiness and a review of historic

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

collection experience on contracts with extended payment terms. As a result of such review, the Company recognizes revenue on extended payment term arrangements as the Company has determined that collectability is reasonably assured and the fee is considered fixed and determinable.

Games placed with customers on a trial basis are recorded as revenue once the trial period has ended, the customer has accepted the games and all other revenue recognition criteria have been satisfied. Amounts billed to customers prior to completing the earnings process are deferred until the revenue recognition criteria are satisfied.

Effective July 1, 2009, the Company adopted new accounting guidance related to revenue recognition for multiple deliverable arrangements and certain revenue arrangements that include software elements. This guidance was applied using the prospective method to all new or materially modified revenue arrangements entered into since the start of the Company's fiscal year of adoption, which was July 1, 2009.

Prior to the adoption of the new revenue recognition guidance, gaming equipment and systems revenue was recognized in accordance with software revenue recognition guidance. The new guidance amended the scope of software revenue recognition to exclude all tangible products containing both software and nonsoftware components that function together to deliver a product's essential functionality. As a result of applying the new guidance, certain products that were previously accounted for under the scope of software revenue recognition guidance are no longer accounted for as software.

Gaming Operations Revenue.    Gaming operations revenue consists of the operation of linked progressive systems and the rental of gaming devices, game content and the related systems placed with customers. Fees under these arrangements are earned and recognized based on a share of money wagered, a share of the net winnings, or on a fixed daily rate. The daily fee entitles the customer to full use of the gaming device and includes maintenance, licensing of the game content software and connection to a linked progressive system, where applicable. In certain markets, the Company also charges a daily system connection fee for the customer to connect to a central determination system and/or back-office system. The Company does not consider these arrangements to have multiple revenue-generating activities as the services offered are a comprehensive solution in exchange for a daily fee and all of the products and services are delivered simultaneously. Gaming operations revenue is recognized under general revenue recognition guidance as the deliverables provide the customer with rights to use tangible gaming devices and software that is essential to the functionality of the gaming devices.

Gaming Equipment Revenue.    Gaming Equipment revenue is generated from the sale of gaming devices and licensing rights to game content software that is installed in the gaming device, parts, and other ancillary equipment. Arrangements may also include sales of game content conversion kits which enable customers to replace game content without purchasing a new gaming device. Gaming equipment arrangements do not include maintenance and product support fees beyond a standard warranty period. The recognition of revenue from the sale of gaming devices occurs as title and risk of loss have passed to the customer and all other revenue recognition criteria have been satisfied.

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

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company licenses systems software on a perpetual basis or under time-based licenses. Revenue from perpetual license software is recognized at the inception of the license term provided all revenue recognition criteria have been satisfied. Revenue from maintenance and product support fees sold with perpetual licenses is recognized over the term of the support period. The Company's time-based licenses are generally for twelve month terms and are bundled with software maintenance and product support fees. All revenue from such arrangements is recognized over the term of the license.

Systems-based hardware includes embedded software that is essential to the functionality of the hardware. Accordingly, revenue related to all systems-based hardware sales and related maintenance and product support fees are recognized under general revenue recognition guidance. Revenue from the sale of systems-based hardware is generally recognized upon delivery when title and risk of loss have passed to the customer and all other revenue recognition criteria are satisfied. However, in the case of arrangements involving a systems installation, revenue on the systems-based hardware is generally not recognized until the system has been installed and the customer has accepted the system. Hardware maintenance and product support fees are recognized on a straight-line basis over the term of the support period which is generally twelve months.

Software maintenance and product support provides customers with rights to unspecified software product upgrades, maintenance and patches released during the term of the support period. The Company's software maintenance and product support arrangements are generally for twelve month periods. Software maintenance and product support is recognized on a straight-line basis over the term of the support period.

Multiple Element Arrangements.    The Company enters into revenue arrangements that may consist of multiple deliverables of its products and services. For example, customers may enter into arrangements with the Company for the implementation of systems software and the sale of gaming devices. Arrangements for the implementation of systems software will generally include a combination of systems software licenses, systems-based hardware products, maintenance and product support fees, and professional services. Certain gaming equipment arrangements may also include the sale of gaming devices and game content conversion kits.

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

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Advertising costs

The Company expenses advertising costs as incurred, which totaled $9.3 million, $9.6 million and $9.1 million from continuing operations for the years ended June 30, 2012, 2011 and 2010, respectively.

Warranty and product indemnifications

Gaming devices are typically sold with a 90-day parts and labor warranty and certain sales agreements include third-party indemnifications for intellectual property infringement. Warranty expense is calculated using historical experience, and totaled $4.1 million, $2.5 million and $2.3 million for the years ended June 30, 2012, 2011 and 2010, respectively, and no costs have been incurred or accrued related to indemnities.

Research and development

Research and development expenses related to product development are expensed until technological feasibility has been established. The Company has determined that technological feasibility is not established for its products until completion of the regulatory approval process. As this process is

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

On December 31, 2011, the Company chose to early adopt new accounting guidance to make the presentation of items within other comprehensive income ("OCI") more prominent. The new standard requires companies to present items of net income, items of OCI and total comprehensive income in one continuous statement or two separate consecutive statements, and companies are no longer allowed to present items of OCI only in the statement of stockholders' equity. The Company chose to present the items in two separate consecutive statements. The new guidance was applied retrospectively.

Effective December 31, 2011, new accounting guidance for testing goodwill impairment permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The Company has not utilized this method in its evaluation of goodwill impairment.

Recently issued accounting pronouncements not yet adopted

In December 2011, the FASB issued new accounting guidance for disclosures about offsetting assets and liabilities which requires an entity to disclose information about financial instruments that have been offset and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. The new guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company expects to adopt this guidance in fiscal year 2014 and does not believe it will have a significant impact on its consolidated results of operations, financial condition and cash flows.

In July 2012, the FASB issued new accounting guidance for testing indefinite-lived intangible assets for impairment. The new guidance states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. The outcome of the assessment is used as a basis for determining whether it is necessary to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with ASC Topic 350. The new guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, but early adoption is permitted. The Company expects to early adopt this guidance in fiscal year 2013 and does not believe it will have a significant impact on its consolidated results of operations, financial condition and cash flows.

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

The following computation of basic and diluted earnings per share applicable to the Company's common stock is as follows:

	Year Ended June 30,
	2012	2011	2010
	(in 000s, except per share amounts)
Amounts attributable to Bally Technologies, Inc.:
Income from continuing operations, net of tax	$101,148	$98,666	$109,223
Income from discontinued operations, net of tax	—	—	6,175
Gain (loss) on sale of discontinued operations, net of tax	—	(403)	22,079

Net income attributable to Bally Technologies, Inc.	$101,148	$98,263	$137,477
After tax interest expense on convertible debt	—	—	14

Diluted earnings attributable to Bally Technologies, Inc.	$101,148	$98,263	$137,491

Weighted average common shares outstanding	42,985	51,960	54,576
Dilutive effect of:
Stock options, Restricted Stock Units ("RSU") and restricted stock	1,435	2,459	3,063
Warrants	—	1	14
Convertible debt(1)	—	—	22

Weighted average diluted shares outstanding	44,420	54,420	57,675

Basic earnings per share attributable to Bally Technologies, Inc.:
Income from continuing operations	$2.35	$1.90	$2.00
Income from discontinued operations	—	—	0.11
Gain (loss) on sale of discontinued operations	—	(0.01)	0.41

Basic earnings per share	$2.35	$1.89	$2.52

Diluted earnings per share attributable to Bally Technologies, Inc.:
Income from continuing operations	$2.28	$1.82	$1.89
Income from discontinued operations	—	—	0.11
Gain (loss) on sale of discontinued operations	—	(0.01)	0.38

Diluted earnings per share	$2.28	$1.81	$2.38

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

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Certain securities were excluded from the diluted per share calculation because their inclusion would be anti-dilutive. Such securities consist of the following:

	Year Ended June 30,
	2012	2011	2010
	(in 000s)
Stock options, RSU and restricted stock	574	688	308

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

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes income from discontinued operations:

Year Ended June 30,
2010
(in 000s)
Revenues:
Casino operations	$34,336

Costs and expenses:
Direct cost of casino operations	14,081
Selling, general and administrative	6,821
Depreciation and amortization	2,873

23,775

Operating income	10,561
Other income (expense):
Interest income	7
Other, net	(25)

Income from discontinued operations before income taxes	10,543
Income tax expense	(3,362)

Income from discontinued operations	7,181
Less income attributable to noncontrolling interests	1,006

Income from discontinued operations attributable to Bally Technologies, Inc.	$6,175

4.     IMPAIRMENT CHARGES

As a result of actions concerning the legality of the charitable bingo market in Alabama, the Company recorded a charge of $11.4 million during fiscal year 2010, which included full allowances for notes and accounts receivable of $5.5 million and an impairment of $5.9 million in long-lived assets. Impairment charges of $1.8 million in fiscal year 2012 were classified as bad debt expense.

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

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.     PROPERTY, PLANT AND EQUIPMENT AND LEASED GAMING EQUIPMENT

Property, plant and equipment and leased gaming equipment consist of the following:

	June 30,
	2012	2011
	(in 000s)
Land and land improvements	$1,975	$1,975
Buildings and leasehold improvements	25,908	25,125
Gaming equipment	29,293	25,734
Furniture, fixtures and equipment	32,314	32,002
Less accumulated depreciation	(58,823)	(51,570)

Property, plant and equipment, net	$30,667	$33,266

Leased gaming equipment	$306,997	$272,828
Less accumulated depreciation	(185,846)	(176,137)

Leased gaming equipment, net	$121,151	$96,691

6.     GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following:

		June 30, 2012			June 30, 2011
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in 000s)
Computer software	3 - 5	$39,633	(34,442)	$5,191	$36,725	(31,841)	$4,884
License rights	3 - 13	8,440	(4,251)	4,189	4,344	(2,751)	1,593
Trademarks	5 - 10	2,430	(2,216)	214	2,203	(2,203)	—
Core technology	5 - 14	27,063	(17,935)	9,128	22,763	(14,107)	8,656
Contracts	2 - 10	15,496	(8,522)	6,974	15,303	(7,372)	7,931
Other intangibles	3 - 5	6,574	(604)	5,970	5,337	(1,036)	4,301

Total finite-lived intangible assets		$99,636	$(67,970)	$31,666	$86,675	$(59,310)	$27,365
Trademark	indefinite	7,500	—	7,500	7,500	—	7,500

Total		$107,136	$(67,970)	$39,166	$94,175	$(59,310)	$34,865

Total amortization expense related to finite-lived intangible assets totaled $9.8 million, $9.3 million and $10.3 million for the years ended June 30, 2012, 2011 and 2010, respectively, which included computer software amortization expense of $2.3 million, $3.3 million and $4.4 million, respectively.

In September 2009, the Company recorded an indefinite-lived intangible asset of approximately $7.5 million related to one-time consideration given for a perpetual, world-wide license for the use of the Bally trademark in connection with the Company's business.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future amortization of finite-lived intangible assets is scheduled as follows:

Year Ended June 30,	(in 000s)
2013	$13,200
2014	8,223
2015	4,950
2016	2,251
2017	1,750
Thereafter	1,292

Total	$31,666

During fiscal year 2012, the Company acquired substantially all the assets and liabilities of MacroView Labs and Chiligaming LTD for approximately $8.8 million and $7.1 million, respectively. As part of the transactions, the Company recognized $4.3 million in core technology, $0.9 million in contracts, and $10.7 million in goodwill. The Company has not presented pro forma information for the acquisitions as the impact was insignificant both individually, and in the aggregate, to the Company's most recent consolidated financial statements.

All goodwill is associated with continuing operations. The changes in the carrying amount of goodwill for the years ended June 30, 2012 and 2011 are as follows:

(in 000s)
Balance as of June 30, 2010	$161,153
Foreign currency translation adjustment	957

Balance as of June 30, 2011	162,110
Additions	10,656
Foreign currency translation adjustment	(795)

Balance as of June 30, 2012	$171,971

No impairment charges for goodwill and intangible assets were necessary for the years ended June 30, 2012, 2011 and 2010.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.     ACCRUED AND OTHER LIABILITIES

Accrued liabilities consist of the following:

	June 30,
	2012	2011
	(in 000s)
Payroll and related costs	$30,212	$27,014
Legal, professional and consulting costs	13,548	2,748
Customer deposits	6,154	4,930
Royalties	4,019	3,772
Regulatory approval costs	2,394	2,182
Sales, use and gaming taxes	4,322	3,337
Interest rate derivative financial instruments	4,804	5,133
Foreign currency derivative financial instrument	115	586
Accrued purchase of treasury stock	2,130	—
Other	17,612	13,523

Total accrued and other liabilities	$85,310	$63,225

8.     LONG-TERM DEBT

Long-term debt consists of the following:

	June 30,
	2011	2011
	(in 000s)
Revolving credit facility	$230,000	$219,000
Term loan facility	281,250	296,250
Other, generally unsecured	216	153

Long-term debt	511,466	515,403
Less current maturities	(17,091)	(15,153)

Long-term debt, net of current maturities	$494,375	$500,250

As of June 30, 2012 and 2011, there was approximately $170.0 million and $181.0 million, respectively, of undrawn availability under the revolving credit facility. Availability under the revolving credit facility is reduced to the extent of outstanding letters of credit.

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

The interest rate on the credit facility is subject to a leverage-based pricing grid. If the leverage ratio, as defined under the credit facility, is greater than 2.5, the interest rate will be LIBOR plus a margin of 2.00%; if the leverage ratio is between 2.0 and 2.5, the interest rate will be LIBOR plus a margin of 1.75%; if the leverage ratio is between 1.5 and 2.0, the interest rate will be LIBOR plus a margin of 1.50%; if the leverage ratio is between 1.0 and 1.5, the interest rate will be LIBOR plus a margin of

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.25%; and if the leverage ratio is below 1.0, the interest rate will be LIBOR plus a margin of 1.00%. As of June 30, 2012, the Company's leverage ratio was approximately 1.8.

As of June 30, 2012 and 2011, the interest rate on the revolving credit facility was 1.75% and 2.29%, respectively, and the interest rate on the term loan was 3.58% and 3.82%, respectively, after giving effect to the floating-to-fixed interest rate swaps. Exclusive of the effect of the floating-to-fixed interest rate swaps, the interest rate on the term loan was 1.50% and 1.75% as of June 30, 2012 and 2011, respectively.

Under the credit facility, the term loan requires quarterly principal reductions in an amount equal to $3,750,000, through March 2013; $5,625,000, through March 2014; $7,500,000, from June 2014 until the term loan's maturity in May 2016 upon when the remaining outstanding principal balance of $187,500,000 is due.

The credit facility is collateralized by substantially all of the Company's domestic property and is guaranteed by each of the Company's domestic subsidiaries, excluding any noncontrolling interests, and is secured by a pledge agreement.

The fair value of long-term debt is estimated by discounting expected cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of June 30, 2012 and 2011, the fair value of long-term debt approximated the carrying value.

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

A breach of any of the covenants or the inability to comply with the required financial ratios could result in a default under the credit facility. In the event of any such default, the lenders could elect to declare all borrowings outstanding under the credit facility, together with any accrued interest and other fees, to be due and payable. If the Company were unable to repay the indebtedness upon its acceleration, the lenders could proceed against the underlying collateral. The Company was in compliance with all of the credit facility covenants as of June 30, 2012 and 2011.

Interest Rate Swap Agreements

Effective December 2008, the Company entered into a floating-to-fixed interest rate swap agreement with an original notional value of $218.8 million and a maturity date of September 26, 2012 to fix floating LIBOR based debt to fixed rate debt at an interest rate of 1.89%. Effective June 2011, the Company entered into a second floating-to-fixed rate swap agreement with an original notional value of $165.0 million and a maturity date of May 13, 2016 to fix a portion of the floating LIBOR based debt under the new term loan to fixed rate debt at an interest rate of 2.09%. At June 30, 2012 and 2011, the combined swap agreements had a notional value of $281.3 million and $296.3 million, respectively.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has documented and designated these interest rate swaps as cash flow hedges. Based on the assessment of effectiveness using statistical regression, the Company determined that the interest rate swaps are effective. Effectiveness testing of the hedge relationships and measurement to quantify ineffectiveness is performed each fiscal quarter using the hypothetical derivative method. As the interest rate swaps qualify as cash flow hedges, the Company adjusts the cash flow hedges on a quarterly basis to their fair value with a corresponding offset to accumulated Other Comprehensive Income ("OCI"). The interest rate swaps have been and are expected to remain highly effective for the life of the hedges. Effective amounts are reclassified to interest expense as the related hedged expense is incurred. Any ineffectiveness is reclassified from accumulated other comprehensive income to other income (expense). As of June 30, 2012, the Company had no ineffectiveness on its cash flow hedges. Amounts related to the swaps expected to be reclassified from other comprehensive income to interest expense in the next twelve months total $4.8 million.

Additional information on the Company's interest rate swaps are as follows:

Interest Rate Derivative Financial Instruments	Balance Sheet Location	Fair Value (in 000s)	Location of Offsetting Balance
Cash flow hedges—$281.3 million LIBOR based debt	Accrued and other liabilities	$4,804
	Other liabilities	9,028

		$13,832	Accumulated other comprehensive income (before income taxes)

Principal Repayments

The following annual principal maturities of the Company's long-term debt for each of the fiscal years ending subsequent to June 30, 2012, are as follows:

Year Ended June 30,	(in 000s)
2013	$17,091
2014	24,375
2015	30,000
2016	440,000
2017	—

Total	$511,466

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.     LEASES

The Company leases certain office space, equipment, autos, warehouse and repair facilities and other property locations under noncancelable operating leases which are generally included in selling, general and administrative expenses. Operating rental expense is as follows:

	Year Ended June 30,
	2012	2011	2010
	(in 000s)
Equipment and office space leases	$9,273	$9,060	$8,325
Sublease rental income	(317)	(357)	(251)

	$8,956	$8,703	$8,074

A schedule of future minimum rental payments required under noncancelable operating leases for each of the fiscal years ending after June 30, 2012, is as follows:

Year Ended June 30,	Operating
2013	$8,873
2014	6,491
2015	4,410
2016	3,629
2017	2,121
Thereafter	341

Total minimum payments	$25,865

10.   SHARE-BASED COMPENSATION

Employee Stock Purchase Plan

The 2008 Employee Stock Purchase Plan (the "2008 ESPP") provides that eligible employees are able to contribute up to 10% of their eligible earnings towards the quarterly purchase of the Company's common stock. The employee's purchase price is equal to 85% of the fair market value. During the years ended June 30, 2012, 2011 and 2010, employees purchased 76,526, 67,730 and 53,716 shares of common stock for approximately $2.6 million, $2.1 million and $1.9 million, respectively.

Share-Based Award Plans

The Company's 2010 Long-Term Incentive Plan, which was an amendment and restatement of the Company's 2001 Long-Term Incentive Plan, as amended, (the "2010 Plan") provides for the issuance of up to 15,050,000 shares of common stock to Company employees, directors and designated paid consultants. At the Company's 2010 Annual Meeting, the 2010 Plan was amended to increase the number of shares issuable pursuant to awards of restricted stock, restricted stock units ("RSUs") or incentive bonuses granted after the 2010 Annual Meeting shall count against the overall share limit as 1.75 shares for every share granted. Prior to the 2010 Annual Meeting, the number of shares issuable pursuant to awards of restricted stock or RSUs was capped at 1,400,000 shares. Generally, options are granted at the fair value of the Company's common stock at the date of grant and are exercisable for up to ten years.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company's 1996 Long-Term Incentive Plan (the "1996 Plan") provided for the issuance of up to 3,428,000 shares of common stock to Company employees, directors and designated paid consultants. Generally, options were granted at the fair value of the Company's common stock at the date of grant and are exercisable for up to ten years. No shares of common stock remain available under the 1996 Plan for the grant of new awards.

The Company issues new shares for shares delivered under the 1996 Plan and the 2010 Plan (collectively, the "Plans").

Stock option activity as of and for the year ended June 30, 2012 is summarized below:

		Weighted Average
	Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
	(in 000s)	(per share)	(years)	(in 000s)
Balance outstanding as of June 30, 2011	3,682	$24.45		$60,558
Granted	79	37.20
Exercised	(1,148)	20.33
Forfeited or expired	(68)	35.87

Balance outstanding as of June 30, 2012	2,545	$26.40	3.06	$51,655

Exercisable as of June 30, 2012	1,976	$23.83	2.50	$45,191

Restricted stock and RSU activity as of and for the year ended June 30, 2012 is summarized below:

	Restricted Stock	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value
	(in 000s)	(per share)	(in 000s)	(per share)
Balance outstanding as of June 30, 2011	337	$38.42	600	$18.92
Granted	391	42.80	—	—
Released	(152)	38.90	(30)	42.01
Forfeited or expired	(8)	38.07	—	—

Balance outstanding as of June 30, 2012	568	$41.31	570	17.69

Vested as of June 30, 2012			534	$16.04

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is additional information about stock options, restricted stock and RSUs exercised, granted and vested during the periods:

	Year Ended June 30,
	2012	2011	2010
	(in 000s, except per share amounts)
Weighted average grant-date fair value per share:
Stock options granted	$17.04	$16.86	$19.56
Stock options vested	$16.05	$11.47	$10.71
Restricted stock and RSUs vested	$39.34	$33.31	$29.99
Total grant-date fair value of stock options vested	$6,097	$6,458	$7,123
Total grant-date fair value of restricted stock and RSUs vested	$7,289	$8,962	$4,384
Exercises under all share-based payment arrangements:
Total intrinsic value	$26,973	$37,915	$59,583
Cash received	$23,225	$26,314	$30,074
Tax benefit realized	$6,390	$8,718	$16,730

Shares Reserved

The following shares are reserved for stock options and RSUs issued and available for issue under the Plans and the 2008 ESPP:

(in 000s)
Stock options and RSUs issued and currently outstanding	3,115
Shares available for future issuance	2,484

Total	5,599

Share-Based Compensation

The following table presents share-based compensation expense and related effect of the income tax benefit included in the Company's consolidated statements of operations:

	Year Ended June 30,
	2012	2011	2010
	(in 000s)
Selling, general and administrative	$9,996	$9,624	$10,382
Research and development	3,956	3,104	3,231
Cost of gaming equipment and systems and operations	220	179	180

Share-based compensation expense before tax	$14,172	$12,907	$13,793
Income tax benefit	(4,960)	(4,517)	(4,828)

Net share-based compensation expense	$9,212	$8,390	$8,965

Share-based compensation expense from discontinued operations before income tax was $137,000 for the year ended June 30, 2010.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Included in share-based compensation expense in the consolidated statements of operations for the years ended June 30, 2012, 2011 and 2010 is restricted stock amortization of $8.9 million, $7.0 million and $6.4 million, respectively.

As of June 30, 2012, there was $6.8 million of total unrecognized compensation expense related to the unvested portion of stock options which will be recognized over the subsequent 1.64 years. In addition, as of June 30, 2012, there was $19.5 million of total unrecognized compensation expense related to the unvested portion of restricted stock which will be recognized over the subsequent 2.09 years.

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

The fair value of each option granted during the periods referenced below was estimated on the grant date using the Black-Scholes valuation model with the following assumptions:

	Year Ended June 30,
	2012	2011	2010
Weighted Average:
Expected option term (in years)	4.36	4.61	4.66
Expected volatility	56.90%	54.91%	56.04%
Risk-free interest rate	0.89%	1.76%	2.23%
Expected annual dividend yield	0%	0%	0%

For the year ended June 30, 2010, the expected option term was determined using the simplified method for share based payments as the Company did not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. During fiscal year 2011, the Company ceased using the simplified method and began using its historical exercise activity to estimated expected term. Expected volatility is based on historical market factors related to the Company's common stock. Risk-free interest rate is based on U.S. Treasury rates appropriate for the expected term.

11.   STOCKHOLDERS' EQUITY, OPTIONS, WARRANTS AND RIGHTS

Warrants

The Company previously issued 100,000 stock purchase warrants in connection with a prior acquisition. The strike price of the warrant was $24.69 with a term of seven years. During the year ended June 30, 2011, 125 stock purchase warrants were exercised and converted into 125 shares of the Company's common stock.

Share Repurchase Plan

The Company's Board of Directors have approved a variety of share repurchase plans under which, subject to price and market conditions, purchases of shares can be made from time to time in the open market or in privately negotiated transactions using available cash.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On April 6, 2011, the Company's Board of Directors increased the authorized capacity under the Company's existing share repurchase plan, previously approved on April 4, 2010, under which, subject to price and market conditions, purchases of shares of common stock could be made from time to time in the open market or in privately negotiated transaction using available cash, to an amount equal to $550 million minus the amount repurchased in the Company's modified Dutch auction tender offer to purchase up to $400 million in value of its common stock launched on April 8, 2011. Shareholders tendered 9,912,993 shares of the Company's common stock at $40.18 per share for an aggregate cost of approximately $398.3 million.

On May 2, 2012, the Company's Board of Directors approved a new $150 million share-repurchase program, which replaced the repurchase program referenced above.

As of June 30, 2012, $90.5 million remained available under the plan for repurchase in future periods.

For the years ended June 30, 2012, 2011 and 2010, the Company made the following purchases under its share purchase plans:

	Year Ended June 30,
	Shares	Average price per share	Amount (in 000s)
For the year ended June 30, 2010	2,297,278	$39.71	$91,221
For the year ended June 30, 2011	11,957,208	$39.65	474,054
For the year ended June 30, 2012	3,860,778	$40.06	154,645

Total	18,115,264	$39.74	$719,920

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

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.   INCOME TAXES

Consolidated income from continuing operations before taxes and noncontrolling interest for domestic and foreign operations is as follows:

	Year Ended June 30,
	2012	2011	2010
	(in 000s)
United States	$161,043	$131,668	$160,265
Foreign	3,416	11,725	10,553

Total	$164,459	$143,393	$170,818

The components of the Company's income tax expense from continuing operations are as follows:

	Year Ended June 30,
	2012	2011	2010
	(in 000s)
Current:
Federal	$61,115	$12,614	$59,626
State	9,085	5,585	5,928
Foreign	2,902	3,245	5,057

	73,102	21,444	70,611

Deferred:
Federal	(7,169)	23,984	(9,261)
State	(1,383)	(919)	(796)
Foreign	(1,001)	673	167

	(9,553)	23,738	(9,890)

Income tax expense	$63,549	$45,182	$60,721

The difference between the U.S. statutory federal income tax rate and the Company's effective income tax rate is as follows:

	Year Ended June 30,
	2012	2011	2010
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Change in income tax contingencies	2.1	(2.5)	(0.9)
State income taxes, net of federal benefit	2.8	2.0	2.0
Foreign earnings subject to U.S. tax	(0.3)	2.9	1.2
Change in valuation allowance	(0.6)	(0.2)	(0.3)
Tax credits	(1.2)	(4.7)	(1.7)
Domestic production activities deduction	(2.7)	(1.5)	(0.4)
Foreign losses-no future benefit	2.0	—	—
Other, net	1.5	0.5	0.6

	38.6%	31.5%	35.5%

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The major components of the deferred tax assets and liabilities from continuing operations are as follows:

	June 30,
	2012	2011
	(in 000s)
Deferred tax assets:
Share-based compensation	$11,838	$11,405
Deferred revenue, net of deferred costs	14,145	9,326
Accruals not currently deductible for tax purposes	21,537	13,243
Inventory	5,518	4,640
Net operating loss carryforwards	2,988	3,466
Intangible assets	4,825	4,029
Allowance for doubtful accounts	4,132	4,607
Foreign tax credit carryforwards	1,588	2,154
Other tax credits	969	2,086
Interest rate swap agreement	5,043	1,412
Other	1,176	426

Total gross deferred tax assets	73,759	56,794
Less: Valuation allowance	(68)	(1,186)

Deferred tax assets	$73,691	$55,608

Deferred tax liabilities:
Property and equipment	$22,955	$12,734
Other	1,153	2,293

Total gross deferred tax liabilities	$24,108	$15,027

Net deferred tax assets	$49,583	$40,581

Current deferred income tax liabilities of $21,000 and $439,000 of as of June 30, 2012 and 2011, respectively, are included in accrued and other liabilities, and noncurrent deferred income tax liabilities of $627,000 and $418,000 as of June 30, 2012 and 2011, respectively, are included in other liabilities in the accompanying Consolidated Balance Sheets.

The Company has not provided income taxes on approximately $12.1 million and $9.7 million of undistributed earnings as of June 30, 2012 and 2011, respectively, from certain foreign subsidiaries. The Company plans to permanently invest the earnings in the foreign subsidiaries and therefore has not recorded a deferred tax liability associated with the undistributed earnings.

At June 30, 2012, the Company had net operating loss carryforwards for U.S. federal income tax purposes of approximately $5.1 million. The entire amount of the net operating loss carryforwards are subject to limitations under Section 382 of the Internal Revenue Code. Section 382 limits the amount of carryforwards available per year for use against future taxable income. Based on the Company's recent history of taxable income and projections of taxable income in the future, the Company expects to utilize all of its federal net operating loss carryforwards. The Company also has net operating losses in several foreign jurisdictions totaling approximately $4.3 million. Based on the Company's recent history of taxable income and projections of taxable income in the future, the Company expects to utilize all of its foreign net operating loss carryforwards and, therefore, no valuation allowance has been established for these losses.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company's subsidiary in India operated under a tax holiday that expired in March 2011.

The Company recorded $6.4 million and $8.7 million as an increase to stockholder's equity for certain tax benefits from employee share-based compensation for the years ended June 30, 2012 and 2011, respectively.

The Company had $12.7 million and $8.4 million of liabilities for unrecognized tax benefits as of June 30, 2012 and 2011, respectively. Of these amounts, $12.7 million and $8.2 million, respectively, if recognized, would impact our effective tax rate. The Company recognizes interest and penalties related to unrecognized tax benefits as tax expense. As of June 30, 2012 and 2011, the Company had accrued interest and penalties of $1.7 million and $1.3 million, respectively. The Company increased the accrual of interest and penalties by $0.4 million, and decreased the accrual of interest and penalties by $2.5 million during the years ended June 30, 2012 and 2011, respectively.

Changes to the balance of unrecognized tax benefits are as follows:

	June 30,
	2012	2011
	(in 000s)
Balance, beginning of year	$8,364	$11,637
Additions based on tax provisions related to current year	3,099	1,035
Additions for tax positions of prior years	1,461	2,812
Reductions for tax positions of prior years	(128)	(6,687)
Lapse of statute of limitations	(36)	(541)
Foreign currency translation adjustment	(53)	108

Balance, end of year	$12,707	$8,364

The Internal Revenue Service ("IRS") commenced examination of the Company's United States federal income tax returns for 2003 through 2005 in the fourth quarter of 2006. In January 2009, the IRS completed its field examination of the open tax years and issued a Revenue Agent's Report and the Company paid $3.4 million in tax and $1.2 million in interest to the IRS to settle certain agreed adjustments. The Company filed a formal protest regarding certain unagreed adjustments and in June 2010, the Company agreed to settle all remaining issues with the IRS. Formal closure of the case occurred in October 2010 and the Company received a refund from the IRS of $2.3 million, including $0.6 million in interest.

The IRS commenced examination of the Company's United States federal income tax returns for 2006 through 2009 during fiscal year 2011. The IRS completed its field examination of the open tax years and issued a Revenue Agent's Report in January 2012. The Company filed a formal protest regarding certain unagreed adjustments in March 2012. If successful in defending the Company' position, it would result in a reduction to unrecognized tax benefits and a corresponding reduction of income tax provisions of approximately $3.7 million. If the IRS were to prevail in full, it would result in additional income tax provisions of approximately $7.1 million.

It is reasonably possible that within the next twelve months the Company will resolve the matter presently under consideration with the IRS which may increase or decrease unrecognized tax benefits for the open tax years. However, an estimate of such increase or decrease cannot be reasonably made.

Excluding the IRS Appeals case described above, it is reasonably possible that the Company's amount of unrecognized tax benefits may decrease within the next twelve months by a range up to $1.3 million.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company files numerous consolidated and separate income tax returns in the United States and various state and foreign jurisdictions. The Company is currently under examination in certain states and foreign jurisdictions. With few exceptions, the Company is no longer subject to United States federal, state and local, or foreign income tax examinations for years before fiscal year 2006.

13.   COMMITMENTS AND CONTINGENCIES

Commitments

The Company is obligated under several agreements to pay certain royalties on the sale or rental of gaming devices. Total royalty expense for the Company for the years ended June 30, 2012, 2011 and 2010 was $20.8 million, $11.5 million and $8.3 million, respectively, and is included in the cost of gaming equipment and systems in the accompanying consolidated statements of operations. In addition, the Company has obtained the rights to certain game themes and intellectual property that call for payment of royalties based on either fixed amounts or variable amounts based on game performance.

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

In February 2012, HBG filed requests for arbitration in the National and International Chamber of Arbitration of Milan, Italy, against the Company's Dutch and Italian subsidiaries ("Bally Netherlands" and "Bally Italy", respectively). HBG alleged breach of contract (i) by Bally Netherlands in connection with a contractual arrangement pursuant to which the Company agreed to supply certain gaming equipment and (ii) by Bally Italy in connection with financial assistance for HBG's acquisition of licenses to operate gaming equipment in certain Italian markets. The Company responded in March 2012 denying the allegations and seeking to dismiss HBG's claims. Bally Netherlands has asserted a counterclaim against HBG for breach of contract for failure to assist in altering its products to conform to regulatory requirements in the Italian market. The counterclaim seeks equitable relief compelling HBG to perform its contractual obligations as well as an undetermined amount of monetary damages. While it is possible the arbitration could result in damages against the Company, management has assessed the merits of HBG's claim for alleged damages of approximately € 114 million and believes a range of potential loss related to this claim is not estimable.

In April 2006, International Game Technology ("IGT") filed a patent infringement lawsuit against the Company in the United States District Court for the District of Delaware. The complaint asserted that the Company's Bally Power Bonusing products infringe patents held by IGT, and sought injunctive relief and damages in unspecified amounts. In April 2009, the district court issued an order finding that two of the Company's products, ACSC Power Winners and ACSC Power Reward, infringe some patent claims asserted by IGT, but not others. Both parties appealed. In October 2011, the Federal Circuit Court of Appeals affirmed the district court's decision, and the case will now be remanded back to the district court for discovery and trial on the issue of damages. In the meantime, the Company undertook technical changes to ensure non-infringement for the two products partially in question. Trial is scheduled to commence November 5, 2012.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In December 2004, IGT filed a patent infringement lawsuit against the Company in the United States District Court for the District of Nevada. The complaint asserted that the Company's wheel-based games, its games with a reel in the top box and its iVIEW products infringed on patents held by IGT, and sought injunctive relief and damages in unspecified amounts. As part of the defense, the Company asserted counterclaims seeking damages and other relief against IGT, including claims that IGT's patents were invalid, unenforceable and not infringed, as well as several claims that IGT engaged in anti-competitive conduct in violation of state and federal antitrust laws. In October 2008, the court granted the Company's motions for summary judgment, ruling that IGT's two "wheel" patents and a touch-screen player-tracking patent were invalid; that even if the patents were valid, the Company's wheel-based games at issue would not infringe; and that certain of its iVIEW products do not infringe the two asserted player- tracking patents. The summary judgment determinations were upheld by the Federal Circuit Court of Appeals. Upon remand, the District Court granted summary judgment in favor of IGT on the remaining portion of the case regarding IGT's alleged antitrust violations and in favor of Bally on IGT's remaining claim that Bally infringed an IGT player tracking patent. An appeal of the summary judgment on Bally's antitrust claims against IGT is pending.

In October 2010, WMS Gaming Inc. ("WMS") filed a patent infringement lawsuit against the Company in the United States District Court for the District of Northern Illinois. The complaint asserted that several of the Company's products using iReel displays infringe two WMS patents and sought injunctive relief and damages in unspecified amounts. WMS later amended its complaint to assert three additional patents related to the use of a video screen in conjunction with a gaming machine using mechanical reels also infringe certain WMS patents. As part of its response, the Company asserted counterclaims seeking damages and other unspecified relief against WMS for violation of certain Company patents, including claims that the WMS patents are invalid, unenforceable, and not infringed. In November 2011, the Company and WMS entered into a settlement and license agreement to end the litigation. As part of the agreement, the Company obtained a license to the WMS and Aruze Transmissive Reels® gaming technology portfolio under confidential terms.

The Company is also a party to various claims and lawsuits relating to routine matters that arise from time to time in the ordinary course of its' business. Although, management does not currently believe that the outcome of such claims, including the matters discussed above, in the aggregate, will have a material effect on its consolidated financial position, results of operations or cash flows, these matters are subject to inherent uncertainties and management' s view of these matters may change in the future.

As of June 30, 2012, the Company accrued aggregate liabilities of $10.8 million in other current liabilities for its contingent legal matters. While the Company intends to defend all legal matters vigorously, adverse outcomes that the Company estimates are reasonable could possibly reach approximately $16.0 million in the aggregate beyond recorded amounts. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact on the Company's financial statements for the period in which the effects become reasonably estimable.

14.   SEGMENT AND GEOGRAPHICAL INFORMATION

The Company's revenue consists of: Gaming Equipment, which includes the sale of gaming devices and related equipment, parts and conversion kits; Gaming Operations, which includes the operation of wide-area progressive, video lottery and centrally determined systems and the rental of gaming devices and content; and Systems, which includes the sale and support of computerized monitoring systems and related recurring hardware and software maintenance revenue.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a summary of revenues and gross margin:

	Year Ended June 30,
	2012	2011	2010
	(in 000s)
Revenues:
Gaming Equipment and Systems
Gaming Equipment	$310,651	$246,514	$273,718
Gaming Operations	357,417	318,621	286,950
Systems	211,691	193,020	217,523

Total revenues	$879,759	$758,155	$778,191

Gross Margin(1):
Gaming Equipment and Systems
Gaming Equipment	$139,845	$112,096	$138,000
Gaming Operations	257,737	229,801	203,844
Systems	155,861	142,602	156,542

Total gross margin	$553,443	$484,499	$498,386

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

The Company has operations based primarily in the United States as well as significant sales and distribution offices based in Europe, and other foreign locations, including South America. The table below presents information as to the Company's revenues, operating income and identifiable assets by geographic region which is determined by country of destination:

	Year Ended June 30,
	2012	2011	2010
	(in 000s)
Revenues:
United States and Canada	$716,075	$619,219	$621,205
International	163,684	138,936	156,986

Total revenues	$879,759	$758,155	$778,191

Operating income:
United States and Canada	$159,324	$135,096	$144,060
International	20,119	16,439	40,050

Total operating income	$179,443	$151,535	$184,110

Identifiable assets:
United States and Canada	$730,758	$692,778	$743,426
International	239,709	234,616	169,750

Total identifiable assets	$970,467	$927,394	$913,176

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company matches 50% of any participant's contributions, up to the first 6% of their compensation (as defined in the plan document). Company matching contributions totaled approximately $2.2 million, $1.9 million and $1.9 million for each of the years ended June 30, 2012, 2011 and 2010, respectively.

For participants hired through December 31, 2000, employee and employer matching contributions are 100% vested immediately. For employees hired on or after January 1, 2001, vesting of the employer match is on a 20%, 5-year vesting schedule. Effective October 1, 2005, vesting of employer match is on a 25%, 4-year vesting schedule.

16.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth unaudited quarterly financial information for the years ended June 30, 2012 and 2011.

	Fiscal Year 2012 Quarterly Results
	September 30,	December 31,	March 31,	June 30,
	(in 000s, except per share data)
Statement of Operations Data:
Revenues	$194,967	$210,457	$228,540	$245,795
Cost of revenues	71,333	77,931	84,063	92,989
Selling, general and administrative	57,222	61,304	63,764	72,753
Research and development costs	23,386	22,377	24,838	25,581
Income from continuing operations before income taxes	32,262	38,972	47,627	45,598
Income tax expense	(11,853)	(14,688)	(17,713)	(19,295)

Income from continuing operations	20,409	24,284	29,914	26,303
Less net income (loss) attributable to noncontrolling interests	17	16	(53)	(218)

Net income attributable to Bally Technologies, Inc.	$20,392	$24,268	$29,967	$26,521

Basic earnings per share attributable to Bally Technologies, Inc.:
Basic earnings per share	$0.47	$0.57	$0.70	$0.63

Diluted earnings per share attributable to Bally Technologies, Inc.:
Diluted earnings per share	$0.45	$0.54	$0.67	$0.61

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal Year 2011 Quarterly Results
	September 30,	December 31,	March 31,	June 30,
	(in 000s, except per share data)
Statement of Operations Data:
Revenues	$170,808	$182,726	$190,941	$213,680
Cost of revenues	59,179	65,722	68,181	80,574
Selling, general and administrative	51,614	55,185	57,562	60,672
Research and development costs	21,384	21,360	22,088	23,254
Income from continuing operations before income taxes	33,937	33,616	37,429	38,411
Income tax expense	(12,285)	(6,347)	(13,651)	(12,899)

Income from continuing operations	21,652	27,269	23,778	25,512
Gain (loss) on sale of discontinued operations, net of tax	(403)	—	—	—

Net income	21,249	27,269	23,778	25,512
Less net income (loss) attributable to noncontrolling interests	(540)	17	12	56

Net income attributable to Bally Technologies, Inc.	$21,789	$27,252	$23,766	$25,456

Basic earnings per share attributable to Bally Technologies, Inc.:
Income from continuing operations	$0.42	$0.51	$0.45	$0.53
Gain (loss) on sale of discontinued operations	(0.01)	—	—	—

Basic earnings per share	$0.41	$0.51	$0.45	$0.53

Diluted earnings per share attributable to Bally Technologies, Inc.:
Income from continuing operations	$0.40	$0.49	$0.43	$0.51
Gain (loss) on sale of discontinued operations	(0.01)	—	—	—

Diluted earnings per share	$0.39	$0.49	$0.43	$0.51

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years ended June 30, 2012, 2011 and 2010

	Balance at Beginning of Year	Additions	Net Write-offs/ (Recoveries)	Balance at End of Year
	(in 000s)
Allowance for doubtful accounts (current and long-term):
Year Ended June 30, 2012	$11,566	$9,863	$4,327	$17,102
Year Ended June 30, 2011(1)	$15,143	$7,963	$11,540	$11,566
Year Ended June 30, 2010(1)	$8,897	$8,382	$2,136	$15,143

(1)
Net Write-offs in fiscal year 2011 and additions in fiscal year 2010 include $5.5 million related to the Alabama charitable bingo market (see Note 4, Impairment Charges).