Form 10-Q
period 2012-09-30
BALLY TECHNOLOGIES, INC.
filed 2012-11-06
CIK 2491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares of Common Stock, $0.10 par value, outstanding as of October 31, 2012, was 41,025,000 which do not include 22,587,000 shares held in treasury.

PART I

ITEM 1.                FINANCIAL STATEMENTS

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	June 30, 2012
	(in 000s, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$55,811	$32,673
Restricted cash	12,827	13,645
Accounts and notes receivable, net of allowances for doubtful accounts of $16,674 and $14,073	274,081	264,842
Inventories	70,960	75,066
Prepaid and refundable income tax	14,035	13,755
Deferred income tax assets	41,695	42,822
Deferred cost of revenue	20,319	17,615
Prepaid assets	16,477	13,061
Other current assets	3,491	6,980
Total current assets	509,696	480,459
Restricted long-term investments	10,887	12,171
Long-term accounts and notes receivables, net of allowances for doubtful accounts of $3,695 and $3,029	45,348	55,786
Property, plant and equipment, net of accumulated depreciation of $57,949 and $58,823	32,763	30,667
Leased gaming equipment, net of accumulated depreciation of $192,556 and $185,846	124,912	121,151
Goodwill	172,095	171,971
Intangible assets, net	37,046	39,166
Deferred income tax assets	7,892	7,409
Income tax receivable	12,041	12,041
Deferred cost of revenue	14,627	16,542
Other assets, net	22,083	23,104
Total assets	$989,390	$970,467

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,549	$41,414
Accrued and other liabilities	83,720	85,310
Jackpot liabilities	9,248	11,682
Deferred revenue	54,560	46,314
Income tax payable	14,000	12,226
Current maturities of long-term debt	19,034	17,091
Total current liabilities	214,111	214,037
Long-term debt, net of current maturities	538,750	494,375
Deferred revenue	23,699	26,715
Other income tax liability	14,210	13,922
Other liabilities	25,833	23,943
Total liabilities	816,603	772,992
Commitments and contingencies (Note 9)
Stockholders’ equity:
Special stock, 10,000,000 shares authorized: Series E, $100 liquidation value; 115 shares issued and outstanding	12	12
Common stock, $.10 par value; 100,000,000 shares authorized; 63,481,000 and 63,150,000 shares issued and 40,894,000 and 42,102,000 outstanding	6,340	6,309
Treasury stock at cost, 22,587,000 and 21,048,000 shares	(858,709)	(790,633)
Additional paid-in capital	500,904	489,002
Accumulated other comprehensive loss	(12,966)	(13,477)
Retained earnings	537,427	504,895
Total Bally Technologies, Inc. stockholders’ equity	173,008	196,108
Noncontrolling interests	(221)	1,367
Total stockholders’ equity	172,787	197,475
Total liabilities and stockholders’ equity	$989,390	$970,467

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	September 30,
	2012	2011
	(in 000s, except per share amounts)
Revenues:
Gaming equipment and systems	$134,011	$110,013
Gaming operations	101,140	84,954
	235,151	194,967
Costs and expenses:
Cost of gaming equipment and systems (1)	55,354	47,101
Cost of gaming operations	30,993	24,232
Selling, general and administrative	64,516	57,222
Research and development costs	25,095	23,386
Depreciation and amortization	5,604	5,635
	181,562	157,576
Operating income	53,589	37,391
Other income (expense):
Interest income	1,144	1,324
Interest expense	(4,617)	(4,597)
Other, net	(743)	(1,856)
Income from operations before income taxes	49,373	32,262
Income tax expense	(18,429)	(11,853)
Net income	30,944	20,409
Less net income (loss) attributable to noncontrolling interests	(1,588)	17
Net income attributable to Bally Technologies, Inc.	$32,532	$20,392

Basic and Diluted earnings per share attributable to Bally Technologies, Inc.:
Basic earnings per share	$0.80	$0.47
Diluted earnings per share	$0.77	$0.45

Weighted average shares outstanding:
Basic	40,868	43,708
Diluted	42,115	45,567

(1)         Cost of gaming equipment and systems exclude amortization related to certain intangibles, including core technology and license rights, which are included in depreciation and amortization.

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	September 30,
	2012	2011
	(in 000s)
Net Income	$30,944	$20,409

Other comprehensive income (loss):
Foreign currency translation adjustment before income taxes	853	(2,010)
Income tax expense	—	—
Foreign currency translation adjustment	853	(2,010)

Unrealized loss on derivative financial instruments before income taxes	(526)	(8,172)
Income tax benefit	184	2,860
Unrealized loss on derivative financial instruments	(342)	(5,312)

Total other comprehensive income (loss), net of income taxes	511	(7,322)

Comprehensive income	31,455	13,087
Less: comprehensive income (loss) attributable to noncontrolling interests	(1,588)	17
Comprehensive income attributable to Bally Technologies, Inc.	$33,043	$13,070

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

	Common Stock		Series E Special	Treasury	Additional Paid-In	Accumulated Other Comprehensive Income (Loss)	Retained	Noncontrolling	Total Stockholders’
	Shares	Dollars	Stock	Stock	Capital	(“OCI”)	Earnings	Interests	Equity
	(in 000s)
Balances at June 30, 2011	61,541	$6,149	$12	$(634,268)	$442,713	$(3,064)	$401,363	$1,687	$214,592
Net income, net of tax	—	—	—	—	—	—	20,392	17	20,409
Foreign currency translation adjustment	—	—	—	—	—	(2,010)	—	—	(2,010)
Unrealized loss on derivative financial instruments, net of tax	—	—	—	—	—	(5,312)	—	—	(5,312)
Total comprehensive income	—	—	—	—	—	—	—	—	$13,087
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(37)	(37)
Cumulative effect of adoption of ASU 2010-16	—	—	—	—	—	—	2,384	—	2,384
Issuance and receipt of restricted stock, ESPP shares, stock options and related tax and tax benefit	172	17	—	(338)	2,260	—	—	—	1,939
Purchase of common stock for treasury	—	—	—	(30,968)	—	—	—	—	(30,968)
Share-based compensation	—	—	—	—	3,392	—	—	—	3,392
Balances at September 30, 2011	61,713	$6,166	$12	$(665,574)	$448,365	$(10,386)	$424,139	$1,667	$204,389

Balances at June 30, 2012	63,150	$6,309	$12	$(790,633)	$489,002	$(13,477)	$504,895	$1,367	$197,475
Net income (loss), net of tax	—	—	—	—	—	—	32,532	(1,588)	30,944
Foreign currency translation adjustment	—	—	—	—	—	853	—	—	853
Unrealized loss on derivative financial instruments, net of tax	—	—	—	—	—	(342)	—	—	(342)
Total comprehensive income	—	—	—	—	—	—	—	—	$31,455
Issuance and receipt of restricted stock, ESPP shares, stock options and related tax and tax benefit	331	31	—	(843)	8,881	—	—	—	8,069
Purchase of common stock for treasury	—	—	—	(67,233)	—	—	—	—	(67,233)
Share-based compensation	—	—	—	—	3,021	—	—	—	3,021
Balances at September 30, 2012	63,481	$6,340	$12	$(858,709)	$500,904	$(12,966)	$537,427	$(221)	$172,787

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2012	2011
	(in 000s)
Cash flows from operating activities:
Net income	$30,944	$20,409
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,319	20,209
Share-based compensation	3,021	3,392
Amortization of deferred debt issuance costs	440	440
Income tax (benefit) expense	1,105	(176)
Provision for doubtful accounts	4,616	2,528
Inventory write-downs	3,143	1,191
Excess tax benefit of stock option exercises	(1,406)	(341)
Other	(85)	487
Change in operating assets and liabilities:
Accounts and notes receivable	(2,610)	8,525
Inventories	(17,387)	(31,443)
Prepaid and refundable income tax and income tax payable	2,947	21,488
Other current assets and other assets	(8)	(4,992)
Accounts payable	(7,880)	(3,937)
Accrued liabilities and jackpot liabilities	(4,779)	2,082
Deferred revenue and deferred cost of revenue	4,342	6,431
Net cash provided by operating activities	37,722	46,293
Cash flows from investing activities:
Acquisition	—	(6,000)
Capital expenditures	(4,220)	(1,634)
Restricted cash and investments	2,102	(786)
Additions to other long-term assets	(347)	(1,581)
Net cash used in investing activities	(2,465)	(10,001)
Cash flows from financing activities:
Proceeds from revolving credit facility	50,000	—
Payments on revolving credit facility	—	(5,000)
Payments on long-term debt and capital leases	(3,757)	(3,760)
Distributions to noncontrolling interests	—	(37)
Purchase of treasury stock	(68,076)	(31,306)
Excess tax benefit of stock option exercises	1,406	341
Proceeds from exercise of stock options and employee stock purchases	7,445	2,006
Net cash used in financing activities	(12,982)	(37,756)

Effect of exchange rate changes on cash	863	(3,024)

Cash and cash equivalents:
Increase (decrease) for period	23,138	(4,488)
Balance, beginning of period	32,673	66,425
Balance, end of period	$55,811	$61,937

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental information is related to the unaudited condensed consolidated statements of cash flows:

	Three Months Ended September 30,
	2012	2011
	(in 000s)
Cash paid for interest	$4,455	$4,340
Cash paid for income taxes, net of refunds	13,885	(10,682)

Non-cash investing and financing transactions:
Transfer of inventory to leased gaming equipment (1)	$21,295	$30,457
Reclassify property, plant and equipment to inventory (1)	2,453	3,595
Liabilities assumed in acquisition	—	2,830

(1)                                  As a result of the inability to separately identify the cash flows associated with the construction of leased gaming equipment, the Company has included all additions to leased gaming equipment as an increase in inventory under cash used in operating activities in the unaudited condensed consolidated statement of cash flows. In addition, cash generated from the sale of used gaming equipment classified as leased gaming equipment is also included in cash provided by operating activities in the unaudited condensed consolidated statement of cash flows. The Company has one process to procure raw materials for the assembly of both inventory and leased gaming equipment. The materials requisition planning process considers the number of devices the Company expects to build for sale and for use in its gaming operations during a particular period, but it does not separately earmark purchases for leased gaming equipment. Without such an earmarking process, the Company is unable to determine whether the parts used to construct leased gaming equipment during a particular period came from inventory on hand at the beginning of the period or was constructed from inventory procured during the period of deployment, thus requiring the expenditure of cash.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.             DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Bally Technologies, Inc. (“Bally” or the “Company”), a Nevada corporation, is a diversified global gaming company that designs, manufactures, operates and distributes advanced technology-based gaming devices, systems, server-based solutions, custom mobile applications, and interactive applications. The Company’s innovations and technology solutions allow its customers to more effectively manage their operations using our wide range of marketing, data management and analysis, accounting, player tracking, security and other software applications and tools. The Company also provides hardware, including spinning-reel and video gaming devices, specialty gaming devices, and wide-area progressive systems. Under its business-to-business model, the Company supports customers that include traditional land-based, riverboat, and Native American casinos, video lottery and central determination markets.

Principles of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Bally Technologies, Inc., and its wholly owned and partially owned subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), include all adjustments necessary to fairly present the Company’s consolidated financial position, results of operations and cash flows for each period presented. All adjustments are of a normal, recurring nature. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations. The results of operations for an interim period are not necessarily indicative of the results that may be expected for any other interim period or the year as a whole. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012. References to specific U.S. GAAP within this report cite topics within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).

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

The carrying amounts reflected in the accompanying unaudited condensed consolidated balance sheets for cash equivalents, accounts and notes receivable, investment securities to fund jackpot liabilities, accounts payable, jackpot liabilities and long-term debt approximate their respective fair values. Cash equivalents and investment securities to fund jackpot liabilities have Level 1 inputs with values based on quoted market prices. Accounts and notes receivable and jackpot liabilities have Level 3 inputs and were valued using Discounted Cash Flows (“DCF”) incorporating expected future payment timing and current borrowing rates. Long-term debt has Level 2 inputs and was valued using DCF incorporating expected future payment timing and current borrowing rates.

The Company transacts business in various foreign currencies and has international sales and expenses denominated in foreign currencies, subjecting the Company to foreign currency risk. The Company may enter into foreign currency forward contracts, generally with maturities of twelve months or less, to hedge recognized foreign currency assets and liabilities to reduce the risk that earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. The gains or losses resulting from changes in the fair value of these forward contracts, which are not designated as accounting hedges, are reported in other income (expense) in the unaudited condensed consolidated statements of operations, and generally offset the gains and losses associated with the underlying foreign-currency-denominated balances, which are also reported in other income (expense). As of September 30, 2012 and June 30, 2012, euro forward contracts for a total of $33.4 million and $38.0 million, respectively, or the equivalent of €33.6 and €30 million, respectively, were outstanding. In addition, as of September 30, 2012, a pound sterling forward contract for $2.4 million, or the equivalent of £1.5 million, was outstanding.

The Company may use interest rate derivatives to manage the interest expense generated by variable rate debt and foreign currency derivatives to manage foreign exchange risk. The Company’s derivative financial instruments are measured at fair value on a recurring basis, and the balances were as follows:

	Fair Value Measurements Using Input Type
	Level 1	Level 2	Level 3
	(in 000s)
As of September 30, 2012:
Liabilities:
Accrued and other liabilities:
Foreign currency derivative financial instruments	$—	$1,488	$—
Interest rate derivative financial instrument	$—	$5,088	$—
Other liabilities:
Interest rate derivative financial instrument	$—	$9,270	$—

As of June 30, 2012:
Assets:
Other assets, net:
Foreign currency derivative financial instrument	$—	$2,850	$—
Liabilities:
Accrued and other liabilities:
Foreign currency derivative financial instrument	$—	$115	$—
Interest rate derivative financial instruments	$—	$4,804	$—
Other liabilities:
Interest rate derivative financial instrument	$—	$9,028	$—

The valuation techniques used to measure the fair value of the derivative financial instrument above in which the counterparties have high credit ratings, were derived from pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data. The Company’s discounted cash flow techniques use observable market inputs, such as LIBOR-based yield curves and foreign currency forward rates. See Note 5 to the unaudited condensed consolidated financial statements, Long-Term Debt.

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

The impact of the cash flow hedge and non-designated foreign currency derivatives on the unaudited condensed consolidated financial statements is depicted below:

Cash Flow Hedging Relationship	Amount of Loss Recognized in OCI on Derivative (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Loss Recognized in Income on Derivative (Ineffective Portion)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion)
	(in 000s)
For the three months ended September 30, 2012:
Interest rate swap agreements	$1,757	Interest expense	$1,231	Interest expense	$9
For the three months ended September 30, 2011:
Interest rate swap agreement	$9,521	Interest expense	$1,349	Interest expense	$—

	Amount of Gain (Loss) Recognized in Other Income (Expense)
Non-Designated Derivative	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
	(in 000s)
Foreign Currency Forward Contracts	$(832)	$1,554

Inventories

Inventories are stated at the lower of cost, determined on a first in, first out basis, or market. Cost elements included in work-in-process and finished goods include raw materials, direct labor and manufacturing overhead. Inventories consist of the following:

	September 30, 2012	June 30, 2012
	(in 000s)
Raw materials	$46,795	$50,498
Work-in-process	898	1,713
Finished goods	23,267	22,855
Total	$70,960	$75,066

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

Revenues are reported net of incentive rebates, discounts, sales taxes, and all other items of a similar nature. Certain Gaming Operations revenue is reported gross and includes gaming industry taxes. The gross amounts of these gaming taxes are not presented separately in the financial statements because they are not significant. For products sold under arrangements with extended payment terms the probability of collection is evaluated based on a review of the customer’s credit worthiness and a review of historic collection experience on contracts with extended payment terms. As a result of such review, the Company recognizes revenue on extended payment term arrangements as the Company has determined that collectability is reasonably assured and the fee is considered fixed and determinable.

Games placed with customers on a trial basis are recorded as revenue once the trial period has ended, the customer has accepted the games, and all other revenue recognition criteria have been satisfied. Amounts billed to customers prior to completing the earnings process are deferred until the revenue recognition criteria are satisfied.

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

Software maintenance and product support provides customers with rights to unspecified software product upgrades, maintenance and patches released during the term of the support period. The Company’s software maintenance and product support arrangements are generally for twelve month periods. Software maintenance and product support is recognized on a straight-line basis over the term of the support period.

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

Effective December 31, 2011, new accounting guidance for testing goodwill impairment permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The Company has not yet utilized this method in its evaluation of goodwill impairment.

Effective September 30, 2012, new accounting guidance for testing indefinite-lived intangible assets permits an entity to first access qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. The outcome of the assessment is used as a basis for determining whether it is necessary to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with ASC Topic 350. The Company has not yet utilized this method in its evaluation of indefinite-lived intangible assets impairment.

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

The computation of basic and diluted earnings per share applicable to the Company’s common stock is as follows:

	Three Months Ended September 30,
	2012	2011
	(in 000s, except per share amounts)

Net income attributable to Bally Technologies, Inc.	$32,532	$20,392

Weighted average shares outstanding	40,868	43,708
Dilutive effect of:
Stock options, Restricted Stock Units (“RSU”) and restricted stock	1,247	1,859
Weighted average diluted shares outstanding	42,115	45,567

Basic and diluted earnings per share attributable to Bally Technologies, Inc.
Basic earnings per share	$0.80	$0.47

Diluted earnings per share	$0.77	$0.45

Certain securities were excluded from the diluted per share calculation because their inclusion would be anti-dilutive. Such securities consist of the following:

	Three Months Ended September 30,
	2012	2011
	(in 000s)
Stock options, RSU and restricted stock	272	785

3.                                      ACCOUNTS AND NOTES RECEIVABLE

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

The Company has also provided development financing to certain customers in the form of notes receivable with repayment terms of three to ten years. These notes may require scheduled quarterly principal reductions and may also include accelerated payment terms based upon a percentage of net-win from gaming devices sold or leased to these customers. Notes receivable as of September 30, 2012, include $16.0 million, net of discounts of $3.3 million, related to development financing loans made to HBG Connex S.P.A. (“HBG”) to allow it to make advance payments necessary to obtain gaming licenses in the Italian Video Lottery Terminal (“VLT”) market. HBG has initiated arbitration proceedings against the Company as a result of alleged damages from delays in obtaining regulatory approval of certain gaming equipment to be leased to HBG (see Note 9 to the unaudited condensed consolidated financial statements, Commitments and Contingencies) and has not made required payments on the notes receivable. The Company has not recorded an impairment as management expects to collect amounts due under the notes receivable.

The Company’s accounts and notes receivable were as follows:

	Accounts and Notes Receivable as of September 30, 2012			Accounts and Notes Receivable as of June 30, 2012
	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
	(in 000s)
Contract term less than one year:
Trade and other receivables, current	$187,391	$3,927	$183,464	$173,889	$3,655	$170,234

Contract term greater than one year:
Trade receivables, current	80,723	59,840	20,883	85,075	41,213	43,862
Trade receivables, noncurrent	24,278	9,962	14,316	30,476	7,213	23,263
	105,001	69,802	35,199	115,551	48,426	67,125

Lease receivables, current	14,929	14,929	—	14,763	14,763	—
Lease receivables, noncurrent	13,670	13,670	—	15,070	15,070	—
	28,599	28,599	—	29,833	29,833	—

Notes receivable, current	7,712	7,712	—	5,188	5,188	—
Notes receivable, noncurrent	11,095	11,095	—	13,269	13,269	—
	18,807	18,807	—	18,457	18,457	—

Total current	290,755	86,408	204,347	278,915	64,819	214,096
Total noncurrent	49,043	34,727	14,316	58,815	35,552	23,263
Total	$339,798	$121,135	$218,663	$337,730	$100,371	$237,359

The activity related to the allowance for doubtful accounts for the quarter ended September 30, 2012 is summarized below:

	Allowance for Doubtful Accounts
	Beginning Balance as of June 30, 2012	Charge- offs	Recoveries	Provision	Ending Balance as of September 30, 2012	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
	(in 000s)
Contract term less than one year:
Trade and other receivables, current	$(6,138)	$821	$—	$(1,256)	$(6,573)	$(2,457)	$(4,116)

Contract term greater than one year:
Trade receivables, current	(7,935)	56	177	(2,399)	(10,101)	(6,985)	(3,116)
Trade receivables, noncurrent	(1,279)	295	—	(155)	(1,139)	(174)	(965)
	(9,214)	351	177	(2,554)	(11,240)	(7,159)	(4,081)

Lease receivables, current	—	—	—	—	—	—	—
Lease receivables, noncurrent	—	—	—	—	—	—	—
	—	—	—	—	—	—	—

Notes receivable, current	—	—	—	—	—	—	—
Notes receivable, noncurrent	(1,750)	—	—	(806)	(2,556)	(2,556)	—
	(1,750)	—	—	(806)	(2,556)	(2,556)	—

Total current	(14,073)	877	177	(3,655)	(16,674)	(9,442)	(7,232)
Total noncurrent	(3,029)	295	—	(961)	(3,695)	(2,730)	(965)
Total	$(17,102)	$1,172	$177	$(4,616)	$(20,369)	$(12,172)	$(8,197)

The activity related to the allowance for doubtful accounts for the quarter ended September 30, 2011 is summarized below:

	Allowance for Doubtful Accounts
	Beginning Balance as of June 30, 2011	Charge- offs	Recoveries	Provision	Ending Balance as of September 30, 2011	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
	(in 000s)
Contract term less than one year:
Trade and other receivables, current	$(5,875)	$480	$125	$(2,326)	$(7,596)	$(3,143)	$(4,453)

Contract term greater than one year:
Trade receivables, current	(5,184)	336	—	(34)	(4,882)	(3,473)	(1,409)
Trade receivables, noncurrent	(507)	114	—	(168)	(561)	—	(561)
	(5,691)	450	—	(202)	(5,443)	(3,473)	(1,970)

Lease receivables, current	—	—	—	—	—	—	—
Lease receivables, noncurrent	—	—	—	—	—	—	—
	—	—	—	—	—	—	—

Notes receivable, current	—	—	—	—	—	—	—
Notes receivable, noncurrent	—	—	—	—	—	—	—
	—	—	—	—	—	—	—

Total current	(11,059)	816	125	(2,360)	(12,478)	(6,616)	(5,862)
Total noncurrent	(507)	114	—	(168)	(561)	—	(561)
Total	$(11,566)	$930	$125	$(2,528)	$(13,039)	$(6,616)	$(6,423)

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

The Company accrues interest, if applicable, on its accounts and notes receivables per the terms of the agreement. Interest is not accrued on past due accounts and notes receivable, or individual amounts that the Company has determined and specifically identified as not collectible. The following summarizes the aging of past due receivables, excluding trade accounts receivable with a contract term less than one year, as of September 30, 2012:

	1 to 90 Days Past Due	91 to 180 Days Past Due	181 + Days Past Due	Total Past Due	Current	Total Receivable	Recorded Investment in Receivables on Nonaccrual Status	Recorded Investment 90 Days and Accruing
	(in 000s)
Trade receivables	$8,703	$4,716	$10,613	$24,032	$80,969	$105,001	$24,032	$—
Lease receivables	—	—	—	—	28,599	28,599	—	—
Notes receivable	1,459	1,454	1,768	4,681	14,126	18,807	18,807	—
Total	$10,162	$6,170	$12,381	$28,713	$123,694	$152,407	$42,839	$—

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

Impairment is recognized when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of a note arrangement. Due to an individual customer’s filing of a bankruptcy petition, the Company recognized an impairment charge on notes receivable of $1.8 million in fiscal year 2012 and an additional $0.8 million in the quarter ended September 30, 2012 after estimating the fair value of the collateral less costs to sell.

	Impaired Loans
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(in 000s)
As of September 30, 2012:
With an allowance recorded:
Notes receivable	$2,856	$2,856	$(2,556)	$2,856	$—

With no related allowance recorded:
Notes receivable	—	—	—	—	—
Total	$2,856	$2,856	$(2,556)	$2,856	$—

As of June 30, 2012:
With an allowance recorded:
Notes receivable	$2,856	$2,856	$(1,750)	$2,856	$—

With no related allowance recorded:
Notes receivable	—	—	—	—	—
Total	$2,856	$2,856	$(1,750)	$2,856	$—

The fair value of accounts and notes receivable, net, is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers, with similar credit ratings and remaining maturities. As of September 30, 2012 and June 30, 2012, the fair value of the accounts and notes receivable, net, approximate the carrying value.

4.             GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following:

		September 30, 2012			June 30, 2012
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in 000s)
Computer software	3 - 5	$39,124	$(34,327)	$4,797	$39,633	$(34,442)	$5,191
License rights	3 - 13	8,455	(4,785)	3,670	8,440	(4,251)	4,189
Trademarks	5 - 10	2,430	(2,222)	208	2,430	(2,216)	214
Core technology	5 - 14	27,063	(18,923)	8,140	27,063	(17,935)	9,128
Contracts	2 - 10	15,598	(8,832)	6,766	15,496	(8,522)	6,974
Other intangibles	3 - 5	6,612	(647)	5,965	6,574	(604)	5,970
Total finite lived intangible assets		$99,282	$(69,736)	$29,546	$99,636	$(67,970)	$31,666
Trademark	indefinite	7,500	—	7,500	7,500	—	7,500
Total		$106,782	$(69,736)	$37,046	$107,136	$(67,970)	$39,166

Total amortization expense related to finite lived intangible assets was $2.6 million and $2.4 million for the three months ended September 30, 2012 and 2011, respectively, which included computer software amortization expense of $0.6 million for both the three months ended September 30, 2012 and 2011, respectively.

Future amortization of finite lived intangible assets is scheduled as follows:

Year Ended June 30,	(in 000s)
2013 (remaining nine months of fiscal year)	$10,836
2014	8,333
2015	5,061
2016	2,277
2017	1,750
Thereafter	1,289
Total	$29,546

The changes in the carrying amount of goodwill for the three months ended September 30, 2012, are as follows:

(in 000s)
Balance at June 30, 2012	$171,971
Foreign currency translation adjustment	124
Balance at September 30, 2012	$172,095

No impairment charges for goodwill and intangible assets were necessary for the three months ended September 30, 2012 and 2011.

5.             LONG-TERM DEBT

Long-term debt consists of the following:

	September 30,	June 30,
	2012	2012
	(in 000s)
Revolving credit facility	$280,000	$230,000
Term loan facility	277,500	281,250
Other, generally unsecured	284	216
Long-term debt	557,784	511,466
Less current maturities	(19,034)	(17,091)
Long-term debt, net of current maturities	$538,750	$494,375

As of September 30, 2012 and June 30, 2012, there was approximately $120.0 million and $170.0 million, respectively, of undrawn availability under the revolving credit facility. Availability under the revolving credit facility is reduced to the extent of outstanding letters of credit.

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

The interest rate on the credit facility is subject to a leverage-based pricing grid based on that ranges from LIBOR plus a margin of 1.00% and 2.00%.

As of September 30, 2012 and June 30, 2012, the interest rate on the revolving credit facility was 1.72% and 1.75%, respectively, and the interest rate on the term loan was 3.59% and 3.58%, respectively, after giving effect to the floating-to-fixed interest rate swaps.

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

A breach of any of the covenants or the inability to comply with the required financial ratios could result in a default under the credit facility. In the event of any such default, the lenders could elect to declare all borrowings outstanding under the credit facility, together with any accrued interest and other fees, to be due and payable. If the Company were unable to repay the indebtedness upon its acceleration, the lenders could proceed against the underlying collateral. The Company was in compliance with all of the credit facility covenants as of September 30, 2012 and June 30, 2012.

Interest Rate Swap Agreements

Effective December 2008, the Company entered into a floating-to-fixed interest rate swap agreement with an original notional value of $218.8 million and a maturity date of September 26, 2012 to fix floating LIBOR based debt to fixed rate debt at an interest rate of 1.89% (plus applicable margin). Effective June 2011, the Company entered into a second floating-to-fixed rate swap agreement with an original notional value of $165.0 million and a maturity date of May 13, 2016 to fix a portion of the floating LIBOR based debt under the new term loan to fixed rate debt at an interest rate of 2.09% (plus applicable margin). The second interest rate swap has an accreting and subsequently amortizing notional in order to hedge the targeted amount of debt over the life of the swap. At September 30, 2012 and June 30, 2012, the combined swap agreements had notional values of $277.5 million and $281.3 million, respectively.

The Company has documented and designated these interest rate swaps as cash flow hedges. Based on the assessment of effectiveness using statistical regression, the Company determined that the interest rate swaps are effective. Effectiveness testing of the hedge relationships and measurement to quantify ineffectiveness is performed each fiscal quarter using the hypothetical derivative method. As the interest rate swaps qualify as cash flow hedges, the Company adjusts the cash flow hedges on a quarterly basis to their fair value with a corresponding offset to accumulated Other Comprehensive Income (“OCI”). The interest rate swaps have been and are expected to remain highly effective for the life of the hedges. Effective amounts are reclassified to interest expense as the related hedged expense is incurred. Any ineffectiveness is reclassified from accumulated other comprehensive income to other income (expense). As of September 30, 2012, the Company had an insignificant amount of ineffectiveness on its cash flow hedge. As of June 30, 2012, the Company had no ineffectiveness on its cash flow hedges. Amounts related to the swaps expected to be reclassified from other comprehensive income to interest expense in the next twelve months total $5.1 million.

Additional information on the Company’s interest rate swaps are as follows:

Interest Rate Swaps	Balance Sheet Location	Fair Value (in 000s)	Location of Offsetting Balance
Cash flow hedges—$277.5 million LIBOR based debt	Accrued and other liabilities	$5,088
	Other liabilities	9,270
		$14,358	Accumulated other comprehensive income (before income taxes)

6.             SHARE-BASED COMPENSATION

Employee Stock Purchase Plan

The 2008 Employee Stock Purchase Plan (the “2008 ESPP”) provides that eligible employees are able to contribute up to 10% of their eligible earnings towards the quarterly purchase of the Company’s common stock. The employee’s purchase price is equal to 85% of the fair market value. During the three months ended September 30, 2012 and 2011, employees purchased 20,595 shares and 23,442 shares of common stock for approximately $0.8 million and $0.6 million, respectively, under the 2008 ESPP.

Share-Based Award Plans

Stock option activity as of and for the three months ended September 30, 2012 is summarized below:

		Weighted Average
	Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
	(in 000s)	(per share)	(years)	(in 000s)
Balance outstanding as of June 30, 2012	2,545	$26.40		$51,655
Granted	—	—
Exercised	(319)	22.83
Forfeited or expired	(20)	31.56
Balance outstanding as of September 30, 2012	2,206	$26.86	2.89	$49,703
Exercisable as of September 30, 2012	1,740	$24.44	2.38	$43,414

Restricted stock and RSU activity as of and for the three months ended September 30, 2012 is summarized below:

	Restricted Stock	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value
	(in 000s)	(per share)	(in 000s)	(per share)
Balance outstanding as of June 30, 2012	568	$41.31	570	$17.69
Granted	1	46.34	—	—
Vested	(18)	33.72	(36)	42.01
Forfeited or expired	(10)	37.28	—	—
Balance outstanding as of September 30, 2012	541	$41.66	534	$16.04
Vested as of September 30, 2012			534	$16.04

Share-Based Compensation

The following table presents share-based compensation expense and related effect of the income tax benefit included in the Company’s unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,
	2012	2011
	(in 000s)
Selling, general and administrative	$1,979	$2,422
Research and development costs	1,036	927
Cost of gaming equipment and systems and gaming operations	6	43
Share-based compensation expense before tax	3,021	3,392
Income tax benefit	1,057	1,187
Net share-based compensation expense	$1,964	$2,205

As of September 30, 2012, there was $5.5 million of total unrecognized compensation expense related to the unvested portion of stock options which will be recognized over the subsequent 1.56 years. In addition, as of September 30, 2012, there was $17.3 million of total unrecognized compensation expense related to the unvested portion of restricted stock and RSUs which will be recognized over the subsequent 2.02 years.

7.             STOCKHOLDERS’ EQUITY

Share Repurchase Plan

The Company’s Board of Directors have approved a variety of share repurchase plans under which, subject to price and market conditions, purchases of shares can be made from time to time in the open market or in privately negotiated transactions using available cash.

During the three months ended September 30, 2012 and 2011, the Company repurchased 1.5 million shares and 1.0 million shares of common stock for $67.2 million and $31.0 million, respectively, under the share repurchase plan. As of September 30, 2012, $23.2 million remained available under the plan for repurchase in future periods.

On October 24, 2012, the Company’s Board of Directors approved a new $150.0 million share repurchase program, which replaced the Company’s prior repurchase program.

8.             INCOME TAXES

The provision for income taxes for interim periods is based on the current estimate of the annual effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and is adjusted as necessary for quarterly events. The effective income tax rate was approximately 37.3% and 36.7% for the three months ended September 30, 2012 and 2011, respectively. The increase in the effective income tax rate is primarily attributable to the expiration of the Research and Development Tax Credit on December 31, 2011.

The IRS commenced examination of the Company’s United States federal income tax returns for 2006 through 2009 during fiscal 2011. The IRS completed its field examination of the open tax years and issued a Revenue Agent’s Report in January 2012. The Company filed a formal protest regarding certain unagreed adjustments in March 2012. The case has been assigned to the IRS Appeals Office in Laguna Niguel, California. If successful in defending the Company’s position, it would result in a reduction to unrecognized tax benefits and a corresponding reduction of income tax provisions of approximately $3.7 million. If the IRS were to prevail in full, it would result in additional income tax provisions of approximately $7.1 million for the tax years 2006 through 2009.

It is reasonably possible that within the next twelve months the Company will resolve the matter presently under consideration with the IRS which may increase or decrease unrecognized tax benefits for the open tax years. However, an estimate of such increase or decrease cannot reasonably be made.

As of September 30, 2012, the Company has $13.0 million related to uncertain tax positions, excluding related accrued interest and penalties, $12.9 million of which, if recognized, would impact the effective tax rate. As of September 30, 2012, the Company has $1.8 million accrued for the payment of interest and penalties.

Excluding the IRS Appeals case described above, it is reasonably possible that the Company’s amount of unrecognized tax benefits may decrease within the next twelve months by a range up to $1.2 million.

The Company files numerous consolidated and separate income tax returns in the United States and various state and foreign jurisdictions. The Company is currently under examination in certain states and foreign jurisdictions. With few exceptions, the Company is no longer subject to United States federal, state and local, or foreign income tax examinations for years before fiscal 2006.

9.             COMMITMENTS AND CONTINGENCIES

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

In February 2012, HBG filed requests for arbitration in the National and International Chamber of Arbitration of Milan, Italy, against the Company’s Dutch and Italian subsidiaries (“Bally Netherlands” and “Bally Italy”, respectively). HBG alleged breach of contract (i) by Bally Netherlands in connection with a contractual arrangement pursuant to which the Company agreed to supply certain gaming equipment and (ii) by Bally Italy in connection with financial assistance for HBG’s acquisition of licenses to operate gaming equipment in certain Italian markets. The Company responded in March 2012 denying the allegations and seeking to dismiss HBG’s claims. Bally Netherlands has asserted a counterclaim against HBG for breach of contract for failure to assist in altering its products to conform to regulatory requirements in the Italian market. The counterclaim seeks equitable relief compelling HBG to perform its contractual obligations as well as an undetermined amount of monetary damages. While it is possible the arbitration could result in damages against the Company, management has assessed the merits of HBG’s claim for alleged damages of approximately € 114 million and believes that a range of potential loss related to this claim is not estimable.

In April 2006, International Game Technology (“IGT”) filed a patent infringement lawsuit against the Company in the United States District Court for the District of Delaware. The complaint asserted that the Company’s Bally Power Bonusing products infringe patents held by IGT, and sought injunctive relief and damages in unspecified amounts. In April 2009, the district court issued an order finding that two of the Company’s products, ACSC Power Winners and ACSC Power Reward, infringe some patent claims asserted by IGT, but not others. Both parties appealed. In the meantime, the Company undertook technical changes to ensure non-infringement for the two products partially in question. In October 2011, the Federal Circuit Court of Appeals affirmed the district court’s decision, and the case was remanded back to the district court for discovery and trial on the issue of damages. In October 2012, the parties entered into a settlement and license agreement ending the case.

In December 2004, IGT filed a patent infringement lawsuit against the Company in the United States District Court for the District of Nevada. The complaint asserted that the Company’s wheel-based games, its games with a reel in the top box and its iVIEW™ products infringed on patents held by IGT, and sought injunctive relief and damages in unspecified amounts. As part of the defense, the Company asserted counterclaims seeking damages and other relief against IGT, including claims that IGT’s patents were invalid, unenforceable and not infringed, as well as several claims that IGT engaged in anti-competitive conduct in violation of state and federal antitrust laws. In October 2008, the court granted the Company’s motions for summary judgment, ruling that IGT’s two “wheel” patents and a touch-screen player-tracking patent were invalid; that even if the patents were valid, the Company’s wheel-based games at issue would not infringe; and that certain of its iVIEW products do not infringe the two asserted player- tracking patents. The summary judgment determinations were upheld by the Federal Circuit Court of Appeals. Upon remand, the District Court granted summary judgment in favor of IGT on the remaining portion of the case regarding IGT’s alleged antitrust violations and in favor of Bally on IGT’s remaining claim that Bally infringed an IGT player tracking patent. An appeal of the summary judgment on Bally’s antitrust claims against IGT is pending.

The Company is also a party to various claims and lawsuits relating to routine matters that arise from time to time in the ordinary course of its’ business. Although, management does not currently believe that the outcome of such claims, including the matters discussed above, in the aggregate, will have a material effect on its consolidated financial position, results of operations or cash flows, these matters are subject to inherent uncertainties and management’ s view of these matters may change in the future.

As of September 30, 2012, the Company accrued aggregate liabilities of $10.8 million in other current liabilities for its contingent legal matters. While the Company intends to defend all legal matters vigorously, adverse outcomes that the Company estimates are reasonable could possibly reach approximately $14.0 million in the aggregate beyond recorded amounts. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact on the Company’s financial statements for the period in which the effects become reasonably estimable.

10.          SEGMENT AND GEOGRAPHICAL INFORMATION

The Company’s revenue consists of: Gaming Equipment, which includes the sale of gaming devices and related equipment, parts and conversion kits; Gaming Operations, which includes the operation of wide-area progressive, video lottery and centrally determined systems and the rental of gaming devices and content; and Systems, which includes the sale and support of computerized monitoring systems and related recurring hardware and software maintenance revenue.

The following is a summary of revenues and gross margin:

	Three Months Ended September 30,
	2012	2011
	(in 000s)
Revenues:
Gaming Equipment and Systems
Gaming Equipment	$82,744	$64,447
Gaming Operations	101,140	84,954
Systems	51,267	45,566
Total revenues	$235,151	$194,967

Gross Margin(1):
Gaming Equipment and Systems
Gaming Equipment	$39,173	$28,401
Gaming Operations	70,147	60,722
Systems	39,484	34,511
Total gross margin	$148,804	$123,634

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

The Company has operations based primarily in the United States as well as significant sales and distribution offices based in Europe, and other foreign locations, including South America. The table below presents information as to the Company’s revenues and operating income by geographic region which is determined by country of destination:

	Three Months Ended September 30,
	2012	2011
	(in 000s)
Revenues:
United States and Canada	$201,207	$158,726
International	33,944	36,241
Total revenues	$235,151	$194,967

Operating income:
United States and Canada	$53,873	$35,740
International	(284)	1,651
Total operating income	$53,589	$37,391

ITEM 2.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We begin this section with a summary of our operations as of September 30, 2012. The overview is followed by a detailed analysis of our results of operations and our financial condition and liquidity as of and for the three months ended September 30, 2012 and 2011. References to “we,” “our,” “us,” or the “Company” refer to Bally Technologies, Inc. and its subsidiaries.

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

Although we believe the expectations reflected in any forward looking statements are reasonable, readers are cautioned that forward looking statements involve known and unknown risks and uncertainties, are not guarantees of future performance and that actual results, performance or achievements may differ materially from any future results, performance or achievements expressed or implied by such forward looking statements. These differences can arise as a result of the risks described in Item 1A, Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (the “2012 10-K”), as well as other factors such as the impact of competition, the impact of any prolonged downturn in the economy or the financial markets, our ability to service debt, product development, foreign operations, dependence on key personnel, the ability to integrate future acquisitions, regulation by gaming authorities, the outcome of pending litigation matters, gaming taxes, market risks and the potential adverse effects to our financial condition, results of operations or prospects.

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

We derive our revenue from the following:

	Three Months Ended September 30,
	2012	% Rev	2011	% Rev
	(dollars in millions)
Gaming Equipment	$82.7	35%	$64.4	33%
Gaming Operations	101.2	43%	85.0	44%
Systems	51.3	22%	45.6	23%
	$235.2	100%	$195.0	100%

• Gaming Equipment	—	Sale of gaming devices and related equipment, parts and conversion kits;
• Gaming Operations	—	Operation of linked progressive systems, video lottery and centrally determined systems, and the rental of gaming devices and content; and
• Systems	—	Sale and support of specialized systems-based software, hardware and interactive products and related recurring maintenance revenue.

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

There are several new and potential gaming market developments that we believe will benefit us in the long term. In our domestic market, we are focused on approved new jurisdictional opportunities and expansions in Canada, Illinois, Ohio, Maryland, Louisiana, Mississippi, Florida, Massachusetts, Pennsylvania and California, and the potential for new market opportunities in New Hampshire, Kentucky and Texas. The breadth and timing of such opportunities remain uncertain due to the legislative process in these jurisdictions, as well as the difficult credit environment facing certain of our customers and the risk of the gaming industry impact of continued economic uncertainty. We are also engaged in expanding our position in South Africa, Australia, New Zealand, Italy, the Philippines, Vietnam, and Mexico, and from potential new markets in Eastern Europe, Greece, Taiwan, South Korea, Japan, and Brazil. Our entry into the Italian VLT market was delayed by a lengthened regulatory approval process that developed in that market after we submitted our products for approval. As a result, certain customers and partners have modified their business approach to the market, which has, at least in the near term, reduced the amount of business we expected from the Italian VLT market. We received regulatory approval for our products and began deploying VLTs in Italy during July 2012.

Gaming Equipment

	Three Months Ended September 30,
	2012	2011
	(dollars in millions, except ASP)

Revenues	$82.7	$64.4

New gaming devices	4,608	3,399
New unit Average Selling Price (“ASP”)	$16,853	$16,624

Gaming equipment revenues improved in the three months ended September 30, 2012 due primarily to an increase in the number of new gaming devices sold as a result of our investments in key platform and hardware innovations, and a higher ASP in the current period, when compared to the same period last year. Our Pro Series™ cabinets with ALPHA 2 technology are state of the art for the industry with regards to ergonomics, processing power, display technology, input device, operating system, sound and serviceability. This platform allows for the development of new, more compelling games and also facilitates our game download solution for customers. Our Pro Series cabinets also feature the iDeck, first of its kind multi-touch fully programmable and downloadable button panel which offers opportunity to add more interaction to the game-play experience with mystery bonus events, virtual shooting galleries and skill-based bonus games. We have and will continue to expand the number of game-development teams producing content on our new ALPHA 2 technology. Gaming equipment gross margin increased to 47% in the three months ended September 30, 2012, when compared to 44% in the same period last year, primarily driven by benefits from cost reduction initiatives in our Pro Series line of cabinets.

Gaming Operations

	Three Months Ended September 30,
	2012	2011
	(dollars in millions)

Revenues	$101.2	$85.0
End of period installed base:
Linked progressive systems	2,251	1,181
Rental and daily-fee games	14,971	14,466
Video lottery systems	12,040	8,418
Centrally determined systems	39,192	48,125

Revenues increased during the three months ended September 30, 2012 due primarily to the significant investments we have made in our game development studios and game platform in recent years, the continued placement of premium games, the continued success of Cash Connection™, the latest wide-area progressive (“WAP”) link, and the benefit from a full quarter of results from games placed in Resorts World New York City in late calendar year 2011. The release of Michael Jackson King of Pop™ and GREASE™ and the more recent launch of Betty Boop’s™ Fortune Teller, all on our Cash Connection, drove another WAP record for revenue and units placed. For the three months ended September 30, 2012, WAP revenues increased 92% over the same period last year. We also plan to release a new WAP product based on our proven Hot Shot brand later this fiscal year.

Systems

	Three Months Ended September 30,
	2012		2011
	(dollars in millions)

Hardware	$13.0	26%	$12.8	28%
Software and services	17.6	34%	15.1	33%
Maintenance	20.7	40%	17.7	39%
	$51.3	100%	$45.6	100%

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

The combination of iVIEW DDM and Elite Bonusing Suite and other features like Universal Card across multiple properties are becoming increasingly compelling return-on-investment propositions with multiple customer instances of demonstrable value generated from such implementations. During the three months ended September 30, 2012, one large casino customer in Las Vegas, Nevada successfully launched NASCAR® Virtual Racing™ across the casino floor on both iVIEW and iVIEW DM. We are also making good progress with international systems installations including Canada, South Africa, New Zealand and Australia. In addition, we are developing further DM applications, including wager-based applications, which we believe will be even more impactful.

We have continued to invest in the basics of enterprise software development, delivery, customer support and services discipline, on improving core products, providing quality upgrade options for our customers, and increasing customer satisfaction levels through better service and support.

Operating Expenses

	Three Months Ended September 30,
	2012	% of Revenue	2011	% of Revenue
	(dollars in millions)

Selling, general and administrative	$64.5	27%	$57.2	29%

Research and development costs	$25.1	11%	23.4	12%

The increase in SG&A expenses was due primarily to the increases in payroll and related expenses, travel, bad debt expense, and other infrastructure expenses to support key new markets and initiatives. Payroll and related expenses increased due primarily to an increase in headcount in the comparative periods.

The increase in R&D costs was attributable to our continued focus on our technology assets. R&D decreased to 11% of total revenues, when compared to 12% in the same period last year, with revenues growing faster than R&D expense growth, as past R&D efforts begin to pay off with increased product acceptance.

Liquidity

Total cash and cash equivalents increased $23.1 million in the three months ended September 30, 2012, when compared to a decrease of $4.5 million in the same period last year. Net cash provided by operating activities was $37.7 million and $46.3 million for the three months ended September 30, 2012 and 2011, respectively. Cash provided by operating activities in the current period was positively impacted by improvements in net income during the current period, which was offset by a decrease in prepaid and refundable income tax in the three months ended September 30, 2011 due primarily to a refund of $12.0 million for prior year taxes paid.

During the three months ended September 30, 2012, we made payments of $3.8 million on our credit facility, made capital expenditures of $4.2 million, acquired certain technologies and other long term assets of $0.3 million, and repurchased $68.1 million of our common stock. These cash outlays were partially offset by proceeds of $50.0 million from borrowings under our credit facility, and proceeds of $7.4 million from the exercise of employee stock options and purchases of common stock under our 2008 Employee Stock Purchase Plan (the “2008 ESPP”).

Results of Operations

The summary financial results and operating statistics are as follows:

	Three Months Ended September 30,
	2012	% Rev	2011	% Rev
	(dollars in millions)
Revenues:
Gaming Equipment	$82.7	35%	$64.4	33%
Gaming Operations	101.2	43%	85.0	44%
Systems	51.3	22%	45.6	23%
Total revenues	$235.2	100%	$195.0	100%

Gross Margin:
Gaming Equipment(1)	$39.2	47%	$28.4	44%
Gaming Operations	70.1	69%	60.7	71%
Systems(1)	39.5	77%	34.5	76%
Total gross margin	$148.8	63%	$123.6	63%

Selling, general and administrative	$64.5	27%	$57.2	29%
Research and development costs	25.1	11%	23.4	12%
Depreciation and amortization	5.6	2%	5.6	3%
Operating income	$53.6	23%	$37.4	19%

(1)                              Gross Margin from Gaming Equipment and Systems excludes amortization related to certain intangibles, including core technology and license rights, which are included in depreciation and amortization.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Total revenues increased $40.2 million to $235.2 million, or 21%, in the three months ended September 30, 2012, when compared to the same period last year, as a result of the following:

Gaming Equipment Revenue. Gaming Equipment revenue increased by $18.3 million, or 28%, to approximately $82.7 million primarily as a result of:

•                  a 36% increase in new gaming device sales to 4,608 units in the three months ended September 30, 2012, when compared to 3,399 units in the same period last year, driven by higher domestic replacement sales, the shipment of 670 units to the Atlantic Lottery Corporation, and initial shipments into the Illinois Video Gaming Terminal (“VGT”) market; and

•                  a 1% increase in ASP to $16,853 in the three months ended September 30, 2012, when compared to $16,624 in the same period last year, due primarily to the mix of products sold, including lower-ASP VLTs and VGTs. Sales of Pro Series cabinets in the current fiscal year made up approximately 89% of shipments, compared to 75% in the same period last year.

Gaming Equipment Gross Margin. Gaming Equipment gross margin increased to 47% in the three months ended September 30, 2012 from 44%, in the same period last year, due primarily to product mix and cost reductions in certain models of the Pro Series line of cabinets.

Gaming Operations Revenue. Gaming Operations revenue increased $16.2 million, or 19%, to approximately $101.2 million in the three months ended September 30, 2012, when compared to the same period last year, primarily as a result of:

•                  an increase in participation and rental revenue due to a 3% increase in our end of period installed base of games, the continuing placements of higher yield premium products, and newer and more popular game titles;

•                  an increase in linked progressive revenue driven by growth in the installed base of games due primarily to the introduction of our wide-area progressive link Cash Connection in late fiscal year 2012; and

•                  the performance of our lottery systems due to increases in our end of period installed base of games due primarily to previous placed games at Resorts World Casino New York City which opened in late calendar year 2011.

Gaming Operations Gross Margin. Gaming Operations gross margin decreased to 69% in the three months ended September 30, 2012 from 71% in the same period last year, due primarily to higher jackpot expense.

Systems Revenue. Systems revenue increased $5.7 million, or 13%, to approximately $51.3 million in the three months ended September 30, 2012, when compared to the same period last year, which was comprised primarily of:

•                  a $3.0 million, or 17%, increase in maintenance revenue due to the increased install base of customers on our systems; and

•                  a $2.5 million, or 16%, increase in software and services revenue.

Systems Gross Margin. Systems gross margin increased to 77% in the three months ended September 30, 2012 from 76%, in the same period last year, primarily as a result of a change in the mix of products sold in the comparative periods including an increase in maintenance and software and services revenue which involves minimal variable costs.

Selling, General and Administrative Expenses. SG&A expenses increased $7.3 million, or 13%, in the three months ended September 30, 2012, when compared to the same period last year, due primarily to increases in payroll and related expenses, travel, and bad debt expense. Payroll and related expenses increased due primarily to an increase in headcount in the comparative periods primarily as a result of our expansion into international markets. Travel expense increased due primarily to our expansion into international markets. Bad debt expense increased due primarily to an increase in the allowance for doubtful accounts recorded in the current quarter in response to our expansion of credit offered to our customers, increased exposure in international markets, and an impairment of notes receivable of $0.8 million related to development financing. Bad debt as a percentage of revenue in the three months ended September 30, 2012 was approximately 2%.

Research and Development Costs. R&D costs increased $1.7 million, or 7%, in the three months ended September 30, 2012, when compared to the same period last year, due primarily to increased product development efforts requiring an increase in employees. R&D decreased to 11% of total revenues, when compared with 12% in the same period last year, with revenues growing faster than R&D expense growth, as past R&D efforts began to pay off with increased product acceptance among our customer base.

Depreciation and Amortization Expense. Depreciation and amortization expense was consistent at $5.6 million in both the three months ended September 30, 2012 and 2011, respectively.

Other Income (Expense), Income Tax Expense and Net Income (Loss) Attributable to Noncontrolling Interests

Other income (expense) and income tax expense from continuing operations and net loss (income) attributable to noncontrolling interests was as follows:

	Three Months Ended September 30,
	2012	2011
	(in millions)
Other income (expense)
Interest income	$1.1	$1.3
Interest expense	(4.6)	(4.6)
Other, net	(0.7)	(1.9)
Total other expense	$(4.2)	$(5.2)
Income tax expense	(18.4)	(11.9)
Net income (loss) attributable to noncontrolling interests	(1.6)	—

Other Income (Expense). Other expense decreased $1.0 million in the three months ended September 30, 2012, when compared to the same period last year, due primarily to foreign currency translations. In the three months ended September 30, 2012, losses on foreign currency translation were $0.8 million, when compared to $2.1 million in the same period last year. Interest expense was $4.6 million in both the three months ended September 30, 2012 and 2011, respectively.

Income Tax Expense. Income tax expense increased $6.5 million, or 55%, during the three months ended September 30, 2012, when compared to the same period last year, due primarily to the increase in net income during the same period. The effective income tax rate for continuing operations for the three months ended September 30, 2012 and 2011 was 37.3% and 36.7%, respectively.

Net loss (income) attributable to noncontrolling interests. Net loss attributable to noncontrolling interests increased $1.6 million in the three months ended September 30, 2012, when compared to the same period last year, due to higher jackpot expense.

Financial Condition and Liquidity

Working Capital

	September 30,	June 30,	Increase (decrease)
	2012	2012	Amount	%
	(dollars in 000s)
Cash and cash equivalents	$55,811	$32,673	$23,138	71%

Total long-term debt, including current maturities	$557,784	$511,466	$46,318	9%

Total current assets	$509,696	$480,459	$29,237	6%
Total current liabilities	214,111	214,037	74	—%
Net working capital	$295,585	$266,422	$29,163	11%

Pursuant to various state gaming regulations, certain cash accounts are maintained to ensure availability of funds to pay wide-area progressive jackpot awards in installments rather than in one lump-sum. At September 30, 2012 and June 30, 2012, these accounts had an aggregate value of approximately $12.8 million and $13.6 million, respectively, which are classified as restricted cash in our unaudited condensed consolidated balance sheets. In addition, we purchase U.S. Treasury Strip Securities for the benefit of jackpot winners who elect to receive winnings in annual or weekly installment payments. These securities are included in restricted long-term investments in the accompanying unaudited condensed consolidated balance sheets, and totaled $10.9 million and $12.2 million as of September 30, 2012 and June 30, 2012, respectively.

On September 30, 2012 and June 30, 2012, the amount of cash and investments held by foreign subsidiaries was $26.9 million and $22.6 million, respectively. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds.

Our net working capital increased by $29.2 million in the three months ended September 30, 2012, when compared to June 30, 2012, and was primarily affected by a $23.1 million increase in cash and cash equivalents during the same period and by net working capital changes for the following components:

•                  An increase of $9.2 million, or 3%, in current accounts and notes receivable due primarily to maturing long-term receivables moving to short-term during the period;

•                  A decrease of $7.9 million in accounts payable; and

•                  An increase of $8.2 million in deferred revenue due to deferred sales in accordance with our revenue recognition policy.

Current accounts and notes receivable increased $9.2 million and long-term accounts and notes receivable decreased $10.4 million during the three months ended September 30, 2012, when compared to June 30, 2012. Combined, total accounts receivable decreased $1.2 million during the same period. As of September 30, 2012, our DSO’s decreased to 106 days from 113 days at June 30, 2012 due to an increase in collections.

On April 15, 2011, we entered into an amended and restated credit agreement, that provides for a $700 million senior secured credit facility comprised of a $300 million, five-year term loan and a $400 million, five-year revolving credit facility, including a $50 million sublimit for the issuance of standby letters of credit, a $10 million sublimit for swingline loans and a $150 million sublimit for multicurrency borrowings approved under the credit facility. See Note 5 to the unaudited condensed consolidated financial statements, Long-Term Debt.

As of September 30, 2012 and June 30, 2012, there was approximately $120.0 million and $170.0 million, respectively, of undrawn availability under the revolving credit facility. Availability under the revolving credit facility is reduced to the extent of outstanding letters of credit.

Management believes that cash flows from current operating activities will provide us with sufficient capital resources and liquidity to operate our business for at least the next 12 months.

At September 30, 2012, we had no material commitments for capital expenditures.

Cash Flow Summary

Our primary sources of liquidity include existing cash and cash equivalents, cash flows from all operating activities and the availability of funds under our revolving credit facility.

We utilize our cash to acquire materials for the manufacture of goods for resale, to pay payroll, interest, taxes and SG&A expenses and to fund R&D activities.

Cash flows provided by operating activities were $37.7 million in the three months ended September 30, 2012 as compared to $46.3 million in the same period last year, an $8.6 million decrease. In the comparable periods, cash flows from operating activities for the three months ended September 30, 2012 were positively affected by increases in net income, but were negatively affected by a reduction in prepaid and refundable income tax and income tax payable due to a refund of $12.0 million in prior taxes paid in the prior fiscal year.

Cash utilized for investing activities is primarily for capital expenditures related to office and gaming equipment and improvements in leaseholds, financing arrangements with customers, acquisitions, and investments in technology and other long-term assets. During the three months ended September 30, 2012 and 2011, we made capital expenditures of $4.2 million and $1.6 million, respectively. In addition, we made payments of $6.0 million related to acquisitions in the three months ended September 30, 2011.

Cash utilized for financing activities is primarily for the payment of principal on our debt and the repurchase of shares of our common stock. During the three months ended September 30, 2012, we made payments of $3.8 million on our credit facility and repurchased $68.1 million of our common stock. During the three months ended September 30, 2011, we made payments of $8.8 million on our credit facility and repurchased $31.3 million of our common stock.

Cash provided by financing activities is primarily from proceeds from the exercise of stock options and purchases of stock under our 2008 ESPP, borrowings under our revolving credit facility, and excess tax benefits of stock option exercises. During the three months ended September 30, 2012, we borrowed $50.0 million under our revolving credit facility. In addition, during the three months ended September 30, 2012, employees purchased common stock through the exercise of stock options or the participation in the 2008 ESPP for $6.6 million and $0.8 million, respectively. During the three months ended September 30, 2011, employees purchased common stock through the exercise of stock options or the participation in the 2008 ESPP for $1.4 million and $0.6 million, respectively.

Critical Accounting Policies

A description of our critical accounting policies can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2012 Form 10-K. There were no material changes to those policies during the three months ended September 30, 2012.

Other Recently Issued Accounting Pronouncements

For a description of other recently issued accounting pronouncements, see Note 1 to the unaudited condensed consolidated financial statements, Description of Business and Summary of Significant Accounting Policies.

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of September 30, 2012, we had total debt outstanding of approximately $557.8 million which consisted primarily of a $277.5 million term loan and $280.0 million of borrowing under our revolving credit facility. During the quarter ended September 30, 2012, the interest rate for the credit facility was subject to a leveraged based pricing grid. We have minimized our exposure to market interest rate risk because the variable interest rate on the term loan was effectively converted to a fixed rate as a result of the floating-to-fixed interest rate swaps entered into in December 2008 and June 2011, respectively, and discussed in Note 5 to the unaudited condensed consolidated financial statements, Long-Term Debt. As of September 30, 2012, the interest rate on the revolving credit facility was 1.72% and the interest rate on our term loan was approximately 3.59%, after giving effect to our interest rate swaps. We estimate a hypothetical decline of 100 bps in applicable interest rates would have an immaterial impact on our business because we manage this exposure with derivative financial instruments.

Foreign Currency Exchange Rate Risk

Certain of our foreign subsidiaries use their local currency as their functional currency and are exposed to risks resulting from fluctuations in foreign currency exchange rates. During the three months ended September 30, 2012 and 2011, we recognized foreign currency exchange rate losses of approximately $0.8 million and $2.1 million, respectively. We estimate that a hypothetical 10% strengthening (or weakening) of the U.S. dollar for fiscal 2013 would have an immaterial impact on our business.

In addition, the net assets of these subsidiaries are exposed to foreign currency translation gains and losses which are included as a component of accumulated other comprehensive income in stockholders’ equity in our unaudited condensed consolidated balance sheets. Such translation resulted in unrealized gains of $0.9 million as of September 30, 2012.

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

Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.

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

Changes in Internal Control Over Financial Reporting during the Quarter Ended September 30, 2012

Although we update our internal controls as necessary to accommodate any modifications to our business processes and accounting procedures as part of our normal operations, there were no changes in our internal control over financial reporting that occurred in the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.            LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 9 to the unaudited condensed consolidated financial statements, Commitments and Contingencies, which is incorporated by reference in response to this item.

ITEM 1A.         RISK FACTORS

The Company is subject to risks and uncertainties that could cause our actual results to differ materially from the expectations expressed in the forward looking statements. Factors that could cause our actual results to differ from expectations are described under “Item 1A. Risk Factors” in the 2012 10-K, to which there were no material changes during the period covered by this Quarterly Report on Form 10-Q.

ITEM 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s Board of Directors have historically approved a variety of share repurchase programs under which, subject to price and market conditions, purchases of shares could be made from time to time in the open market or in privately negotiated transactions using available cash.

On May 2, 2012, the Company’s Board of Directors approved a new $150.0 million share-repurchase program, which replaced the Company’s previous share repurchase plan. On October 24, 2012, the Company’s Board of Directors approved a new $150.0 million share-repurchase program, which replaced the Company’s prior repurchase program.

Our quarterly share repurchases under this program approved on May 2, 2012, excluding treasury shares acquired in non-cash transactions related to forfeited stock awards and shares exchanged for options exercised, were as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
				$90,469,138
July 1 - July 31, 2012	431,190	$44.65	431,190	$71,215,174
August 1 — August 31, 2012	865,486	$43.79	865,486	$33,318,521
September 1 - September 30, 2012	223,879	$45.03	223,879	$23,236,159
Total	1,520,555	$44.22	1,520,555

ITEM 6.              EXHIBITS

Exhibits	Description

31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BALLY TECHNOLOGIES, INC.		Date: November 6, 2012

By	/s/Richard Haddrill
Richard Haddrill
Chief Executive Officer
(Principal Executive Officer)

By	/s/Neil P. Davidson
Neil P. Davidson
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)