Form 10-Q
period 2012-12-31
BALLY TECHNOLOGIES, INC.
filed 2013-02-08
CIK 2491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

The number of shares of Common Stock, $0.10 par value, outstanding as of February 6, 2013, was 41,336,000 which do not include 23,291,000 shares held in treasury.

PART I

ITEM 1.        FINANCIAL STATEMENTS

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2012	June 30, 2012
	(in 000s, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$69,563	$32,673
Restricted cash	13,215	13,645
Accounts and notes receivable, net of allowances for doubtful accounts of $18,195 and $14,073	264,848	264,842
Inventories	73,877	75,066
Prepaid and refundable income tax	31,457	13,755
Deferred income tax assets	41,740	42,822
Deferred cost of revenue	18,585	17,615
Prepaid assets	15,520	13,061
Other current assets	3,540	6,980
Total current assets	532,345	480,459
Restricted long-term investments	10,577	12,171
Long-term accounts and notes receivables, net of allowances for doubtful accounts of $3,305 and $3,029	34,567	55,786
Property, plant and equipment, net of accumulated depreciation of $57,557 and $58,823	33,431	30,667
Leased gaming equipment, net of accumulated depreciation of $202,250 and $185,846	123,504	121,151
Goodwill	172,252	171,971
Intangible assets, net	34,727	39,166
Deferred income tax assets	8,760	7,409
Income tax receivable	12,041	12,041
Deferred cost of revenue	12,747	16,542
Other assets, net	22,770	23,104
Total assets	$997,721	$970,467

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,118	$41,414
Accrued and other liabilities	86,383	85,310
Jackpot liabilities	9,396	11,682
Deferred revenue	56,202	46,314
Income tax payable	3,330	12,226
Current maturities of long-term debt	20,891	17,091
Total current liabilities	208,320	214,037
Long-term debt, net of current maturities	538,125	494,375
Deferred revenue	21,262	26,715
Other income tax liability	14,646	13,922
Other liabilities	19,210	23,943
Total liabilities	801,563	772,992
Commitments and contingencies (Note 9)
Stockholders’ equity:
Special stock, 10,000,000 shares authorized: Series E, $100 liquidation value; 115 shares issued and outstanding	12	12
Common stock, $.10 par value; 100,000,000 shares authorized; 64,491,000 and 63,150,000 shares issued and 41,201,000 and 42,102,000 outstanding	6,442	6,309
Treasury stock at cost, 23,290,000 and 21,048,000 shares	(890,668)	(790,633)
Additional paid-in capital	522,199	489,002
Accumulated other comprehensive loss	(12,089)	(13,477)
Retained earnings	570,553	504,895
Total Bally Technologies, Inc. stockholders’ equity	196,449	196,108
Noncontrolling interests	(291)	1,367
Total stockholders’ equity	196,158	197,475
Total liabilities and stockholders’ equity	$997,721	$970,467

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
	(in 000s, except per share amounts)
Revenues:
Gaming equipment and systems	$139,323	$124,217	$273,334	$234,230
Gaming operations	99,016	86,240	200,156	171,194
	238,339	210,457	473,490	405,424
Costs and expenses:
Cost of gaming equipment and systems (1)	52,205	54,073	107,559	101,174
Cost of gaming operations	29,335	23,858	60,328	48,090
Selling, general and administrative	67,852	61,304	132,368	118,526
Research and development costs	26,599	22,377	51,694	45,763
Depreciation and amortization	5,687	5,806	11,291	11,441
	181,678	167,418	363,240	324,994
Operating income	56,661	43,039	110,250	80,430
Other income (expense):
Interest income	1,403	1,146	2,547	2,470
Interest expense	(4,538)	(4,485)	(9,155)	(9,082)
Other, net	(1,059)	(728)	(1,802)	(2,584)
Income from operations before income taxes	52,467	38,972	101,840	71,234
Income tax expense	(19,389)	(14,688)	(37,818)	(26,541)
Net income	33,078	24,284	64,022	44,693
Less net income (loss) attributable to noncontrolling interests	(48)	16	(1,636)	33
Net income attributable to Bally Technologies, Inc.	$33,126	$24,268	$65,658	$44,660

Basic and Diluted earnings per share attributable to Bally Technologies, Inc.:
Basic earnings per share	$0.82	$0.57	$1.62	$1.03
Diluted earnings per share	$0.80	$0.54	$1.57	$0.99

Weighted average shares outstanding:
Basic	40,399	42,870	40,633	43,296
Diluted	41,494	44,771	41,805	45,176

(1)         Cost of gaming equipment and systems exclude amortization related to certain intangibles, including core technology and license rights, which are included in depreciation and amortization.

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
	(in 000s)
Net Income	$33,078	$24,284	$64,022	$44,693

Other comprehensive income (loss):
Foreign currency translation adjustment before income taxes	39	(1,174)	892	(3,184)
Income tax expense	—	—	—	—
Foreign currency translation adjustment	39	(1,174)	892	(3,184)

Unrealized gain (loss) on derivative financial instruments before income taxes	1,289	(163)	763	(8,335)
Income tax expense (benefit)	(451)	57	(267)	2,917
Unrealized gain (loss) on derivative financial instruments	838	(106)	496	(5,418)

Total other comprehensive income (loss), net of income taxes	877	(1,280)	1,388	(8,602)
Comprehensive income	33,955	23,004	65,410	36,091

Less: comprehensive income (loss) attributable to noncontrolling interests	(48)	16	(1,636)	33
Comprehensive income attributable to Bally Technologies, Inc.	$34,003	$22,988	$67,046	$36,058

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011

	Common Stock		Series E Special	Treasury	Additional Paid-In	Accumulated Other Comprehensive Income (Loss)	Retained	Noncontrolling	Total Stockholders’
	Shares	Dollars	Stock	Stock	Capital	(“OCI”)	Earnings	Interests	Equity
	(in 000s)
Balances at June 30, 2011	61,541	$6,149	$12	$(634,268)	$442,713	$(3,064)	$401,363	$1,687	$214,592
Net income	—	—	—	—	—	—	44,660	33	44,693
Foreign currency translation adjustment	—	—	—	—	—	(3,184)	—	—	(3,184)
Unrealized loss on derivative financial instruments, net of tax	—	—	—	—	—	(5,418)	—	—	(5,418)
Total comprehensive income	—	—	—	—	—	—	—	—	$36,091
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(88)	(88)
Cumulative effect of adoption of ASU 2010-16	—	—	—	—	—	—	2,384	—	2,384
Issuance and receipt of restricted stock, ESPP shares, stock options and related tax and tax benefit	384	37	—	(831)	4,671	—	—	—	3,877
Purchase of common stock for treasury	—	—	—	(40,931)	—	—	—	—	(40,931)
Share-based compensation	—	—	—	—	7,282	—	—	—	7,282
Balances at December 31, 2011	61,925	$6,186	$12	$(676,030)	$454,666	$(11,666)	$448,407	$1,632	$223,207

Balances at June 30, 2012	63,150	$6,309	$12	$(790,633)	$489,002	$(13,477)	$504,895	$1,367	$197,475
Net income (loss)	—	—	—	—	—	—	65,658	(1,636)	64,022
Foreign currency translation adjustment	—	—	—	—	—	892	—	—	892
Unrealized loss on derivative financial instruments, net of tax	—	—	—	—	—	496	—	—	496
Total comprehensive income	—	—	—	—	—	—	—	—	$65,410
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(22)	(22)
Issuance and receipt of restricted stock, ESPP shares, stock options and related tax and tax benefit	1,341	133	—	(8,712)	27,040	—	—	—	18,461
Purchase of common stock for treasury	—	—	—	(91,323)	—	—	—	—	(91,323)
Share-based compensation	—	—	—	—	6,157	—	—	—	6,157
Balances at December 31, 2012	64,491	$6,442	$12	$(890,668)	$522,199	$(12,089)	$570,553	$(291)	$196,158

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31,
	2012	2011
	(in 000s)
Cash flows from operating activities:
Net income	$64,022	$44,693
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,658	41,193
Share-based compensation	6,157	7,282
Amortization of deferred debt issuance costs	888	880
Income tax expense	146	1,212
Provision for doubtful accounts	7,019	5,211
Inventory write-downs	3,973	2,573
Excess tax benefit of stock option exercises	(10,635)	(692)
Other	998	(559)
Change in operating assets and liabilities:
Accounts and notes receivable	19,147	(5,393)
Inventories	(36,890)	(52,738)
Prepaid and refundable income tax and income tax payable	(15,771)	21,588
Other current assets and other assets	(183)	(4,956)
Accounts payable	(9,269)	(7,844)
Accrued liabilities and jackpot liabilities	(12,365)	280
Deferred revenue and deferred cost of revenue	6,969	9,126
Net cash provided by operating activities	67,864	61,856
Cash flows from investing activities:
Acquisition	—	(6,000)
Capital expenditures	(6,915)	(3,881)
Restricted cash and investments	2,024	(1,846)
Financing provided to customer	(1,228)	—
Additions to other long-term assets	(659)	(4,777)
Net cash used in investing activities	(6,778)	(16,504)
Cash flows from financing activities:
Proceeds from revolving credit facility	55,000	—
Payments on revolving credit facility	—	(20,000)
Payments on long-term debt and capital leases	(7,535)	(7,520)
Distributions to noncontrolling interests	(22)	(88)
Purchase of treasury stock	(100,035)	(41,762)
Excess tax benefit of stock option exercises	10,635	692
Proceeds from exercise of stock options and employee stock purchases	16,305	4,094
Net cash used in financing activities	(25,652)	(64,584)

Effect of exchange rate changes on cash	1,456	(2,271)

Cash and cash equivalents:
Increase (decrease) for period	36,890	(21,503)
Balance, beginning of period	32,673	66,425
Balance, end of period	$69,563	$44,922

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental information is related to the unaudited condensed consolidated statements of cash flows:

	Six Months Ended December 31,
	2012	2011
	(in 000s)
Cash paid for interest	$8,545	$8,807
Cash paid for income taxes, net of refunds	53,382	14,666

Non-cash investing and financing transactions:
Transfer of inventory to leased gaming equipment (1)	$45,360	$58,200
Reclassify property, plant and equipment to inventory (1)	6,141	7,705
Liabilities assumed in acquisition	—	2,830

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

The Company transacts business in various foreign currencies and has international sales and expenses denominated in foreign currencies, subjecting the Company to foreign currency risk. The Company may enter into foreign currency forward contracts, generally with maturities of twelve months or less, to hedge recognized foreign currency assets and liabilities to reduce the risk that earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. The gains or losses resulting from changes in the fair value of these forward contracts, which are not designated as accounting hedges, are reported in other income (expense) in the unaudited condensed consolidated statements of operations, and generally offset the gains and losses associated with the underlying foreign-currency-denominated balances, which are also reported in other income (expense). As of December 31, 2012 and June 30, 2012, euro forward contracts for a total of $38.9 million and $38.0 million, respectively, or the equivalent of €29.4 and €30 million, respectively, were outstanding. In addition, as of December 31, 2012, a pound sterling forward contract for $2.4 million, or the equivalent of £1.5 million, was outstanding.

The Company may use interest rate derivatives to manage the interest expense generated by variable rate debt and foreign currency derivatives to manage foreign exchange risk. The Company’s derivative financial instruments are measured at fair value on a recurring basis, and the balances were as follows:

	Fair Value Measurements Using Input Type
	Level 1	Level 2	Level 3
		(in 000s)
As of December 31, 2012:
Liabilities:
Accrued and other liabilities:
Foreign currency derivative financial instruments	$—	$1,398	$—
Interest rate derivative financial instrument	$—	$4,979	$—
Other liabilities:
Interest rate derivative financial instrument	$—	$8,091	$—

As of June 30, 2012:
Assets:
Other assets, net:
Foreign currency derivative financial instrument	$—	$2,850	$—
Liabilities:
Accrued and other liabilities:
Foreign currency derivative financial instrument	$—	$115	$—
Interest rate derivative financial instruments	$—	$4,804	$—
Other liabilities:
Interest rate derivative financial instrument	$—	$9,028	$—

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

The impact of the cash flow hedge and non-designated foreign currency derivatives on the unaudited condensed consolidated financial statements is depicted below:

Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
	(in 000s)
For the three months ended December 31, 2012:
Interest rate swap agreements	$(41)	Interest expense	$(1,330)	Interest expense	$—
For the three months ended December 31, 2011:
Interest rate swap agreement	$(1,440)	Interest expense	$(1,276)	Interest expense	$—

Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
	(in 000s)
For the six months ended December 31, 2012:
Interest rate swap agreements	$(1,798)	Interest expense	$(2,561)	Interest expense	$(9)
For the six months ended December 31, 2011:
Interest rate swap agreement	$(10,961)	Interest expense	$(2,625)	Interest expense	$—

	Amount of Gain (Loss) Recognized in Other Income (Expense)
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
Non-Designated Derivative	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
	(in 000s)
Foreign Currency Forward Contracts	$(1,064)	$1,361	$(1,896)	$2,915

Inventories

Inventories are stated at the lower of cost, determined on a first in, first out basis, or market. Cost elements included in work-in-process and finished goods include raw materials, direct labor and manufacturing overhead. Inventories consist of the following:

	December 31, 2012	June 30, 2012
	(in 000s)
Raw materials	$49,547	$50,498
Work-in-process	2,340	1,713
Finished goods	21,990	22,855
Total	$73,877	$75,066

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

The computation of basic and diluted earnings per share applicable to the Company’s common stock is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
	(in 000s, except per share amounts)
Net income attributable to Bally Technologies, Inc.	$33,126	$24,268	$65,658	$44,660

Weighted average shares outstanding	40,399	42,870	40,633	43,296
Dilutive effect of:
Stock options, Restricted Stock Units (“RSU”) and restricted stock	1,095	1,901	1,172	1,880
Weighted average diluted shares outstanding	41,494	44,771	41,805	45,176

Basic and diluted earnings per share attributable to Bally Technologies, Inc.
Basic earnings per share	$0.82	$0.57	$1.62	$1.03

Diluted earnings per share	$0.80	$0.54	$1.57	$0.99

Certain securities were excluded from the diluted per share calculation because their inclusion would be anti-dilutive. Such securities consist of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
	(in 000s)
Stock options, RSU and restricted stock	119	761	177	781

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

The Company has also provided development financing to certain customers in the form of notes receivable with repayment terms of three to ten years. These notes may require scheduled quarterly principal reductions and may also include accelerated payment terms based upon a percentage of net-win from gaming devices sold or leased to these customers. Notes receivable as of December 31, 2012, include $16.4 million, net of discounts of $3.4 million, related to development financing loans made to HBG Connex S.P.A. (“HBG”) to allow it to make advance payments necessary to obtain gaming licenses in the Italian Video Lottery Terminal (“VLT”) market. HBG has initiated arbitration proceedings against the Company as a result of alleged damages from delays in obtaining regulatory approval of certain gaming equipment to be leased to HBG (see Note 9 to the unaudited condensed consolidated financial statements, Commitments and Contingencies) and has not made required payments on the notes receivable. The Company has not recorded an impairment as management expects to collect amounts due under the notes receivable.

The Company’s accounts and notes receivable were as follows:

	Accounts and Notes Receivable as of December 31, 2012			Accounts and Notes Receivable as of June 30, 2012
	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
	(in 000s)
Contract term less than one year:
Trade and other receivables, current	$187,119	$3,800	$183,319	$173,889	$3,655	$170,234

Contract term greater than one year:
Trade receivables, current	79,150	71,022	8,128	85,075	41,213	43,862
Trade receivables, noncurrent	23,470	10,776	12,694	30,476	7,213	23,263
	102,620	81,798	20,822	115,551	48,426	67,125

Lease receivables, current	7,235	7,235	—	14,763	14,763	—
Lease receivables, noncurrent	3,461	3,461	—	15,070	15,070	—
	10,696	10,696	—	29,833	29,833	—

Notes receivable, current	9,539	9,539	—	5,188	5,188	—
Notes receivable, noncurrent	10,941	10,941	—	13,269	13,269	—
	20,480	20,480	—	18,457	18,457	—

Total current	283,043	91,596	191,447	278,915	64,819	214,096
Total noncurrent	37,872	25,178	12,694	58,815	35,552	23,263
Total	$320,915	$116,774	$204,141	$337,730	$100,371	$237,359

The activity related to the allowance for doubtful accounts for the six months ended December 31, 2012 is summarized below:

	Allowance for Doubtful Accounts
	Beginning Balance as of June 30, 2012	Charge- offs	Recoveries	Provision	Ending Balance as of December 31, 2012	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
	(in 000s)
Contract term less than one year:
Trade and other receivables, current	$(6,138)	$910	$—	$(288)	$(5,516)	$(2,447)	$(3,069)

Contract term greater than one year:
Trade receivables, current	(7,935)	56	503	(5,303)	(12,679)	(10,766)	(1,913)
Trade receivables, noncurrent	(1,279)	1,152	—	(622)	(749)	(62)	(687)
	(9,214)	1,208	503	(5,925)	(13,428)	(10,828)	(2,600)

Lease receivables, current	—	—	—	—	—	—	—
Lease receivables, noncurrent	—	—	—	—	—	—	—
	—	—	—	—	—	—	—

Notes receivable, current	—	—	—	—	—	—	—
Notes receivable, noncurrent	(1,750)	—	—	(806)	(2,556)	(2,556)	—
	(1,750)	—	—	(806)	(2,556)	(2,556)	—

Total current	(14,073)	966	503	(5,591)	(18,195)	(13,213)	(4,982)
Total noncurrent	(3,029)	1,152	—	(1,428)	(3,305)	(2,618)	(687)
Total	$(17,102)	$2,118	$503	$(7,019)	$(21,500)	$(15,831)	$(5,669)

The activity related to the allowance for doubtful accounts for the six months ended December 31, 2011 is summarized below:

	Allowance for Doubtful Accounts
	Beginning Balance as of June 30, 2011	Charge- offs	Recoveries	Provision	Ending Balance as of December 31, 2011	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
	(in 000s)
Contract term less than one year:
Trade and other receivables, current	$(5,875)	$585	$229	$(963)	$(6,024)	$(2,660)	$(3,364)

Contract term greater than one year:
Trade receivables, current	(5,184)	336	26	(2,447)	(7,269)	(4,530)	(2,739)
Trade receivables, noncurrent	(507)	1,041	—	(1,801)	(1,267)	(509)	(758)
	(5,691)	1,377	26	(4,248)	(8,536)	(5,039)	(3,497)

Lease receivables, current	—	—	—	—	—	—	—
Lease receivables, noncurrent	—	—	—	—	—	—	—
	—	—	—	—	—	—	—

Notes receivable, current	—	—	—	—	—	—	—
Notes receivable, noncurrent	—	—	—	—	—	—	—
	—	—	—	—	—	—	—

Total current	(11,059)	921	255	(3,410)	(13,293)	(7,190)	(6,103)
Total noncurrent	(507)	1,041	—	(1,801)	(1,267)	(509)	(758)
Total	$(11,566)	$1,962	$255	$(5,211)	$(14,560)	$(7,699)	$(6,861)

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

The Company accrues interest, if applicable, on its accounts and notes receivables per the terms of the agreement. Interest is not accrued on past due accounts and notes receivable, or individual amounts that the Company has determined and specifically identified as not collectible. The following summarizes the aging of past due receivables, excluding trade accounts receivable with a contract term less than one year, as of December 31, 2012:

	1 to 90 Days Past Due	91 to 180 Days Past Due	181 + Days Past Due	Total Past Due	Current	Total Receivable	Recorded Investment in Receivables on Nonaccrual Status	Recorded Investment 90 Days and Accruing
	(in 000s)
Trade receivables	$8,379	$4,626	$10,621	$23,626	$78,994	$102,620	$23,626	$—
Lease receivables	—	—	—	—	10,696	10,696	—	—
Notes receivable	1,498	1,492	3,289	6,279	14,201	20,480	19,252	—
Total	$9,877	$6,118	$13,910	$29,905	$103,891	$133,796	$42,878	$—

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

Impairment is recognized when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of a note arrangement. Due to an individual customer’s filing of a bankruptcy petition, the Company recognized an impairment charge on notes receivable of $1.8 million in fiscal year 2012 and an additional $0.8 million in the six months ended December 31, 2012 after estimating the fair value of the collateral less costs to sell.

	Impaired Loans
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(in 000s)
As of December 31, 2012:
With an allowance recorded:
Notes receivable	$2,856	$2,856	$(2,556)	$2,856	$—

With no related allowance recorded:
Notes receivable	—	—	—	—	—
Total	$2,856	$2,856	$(2,556)	$2,856	$—

As of June 30, 2012:
With an allowance recorded:
Notes receivable	$2,856	$2,856	$(1,750)	$2,856	$—

With no related allowance recorded:
Notes receivable	—	—	—	—	—
Total	$2,856	$2,856	$(1,750)	$2,856	$—

The fair value of accounts and notes receivable, net, is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers, with similar credit ratings and remaining maturities. As of December 31, 2012 and June 30, 2012, the fair value of the accounts and notes receivable, net, approximate the carrying value.

4.             GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following:

		December 31, 2012			June 30, 2012
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in 000s)
Computer software	3 - 5	$39,362	$(35,035)	$4,327	$39,633	$(34,442)	$5,191
License rights	3 - 13	11,892	(5,494)	6,398	8,440	(4,251)	4,189
Trademarks	5 - 10	2,430	(2,228)	202	2,430	(2,216)	214
Core technology	5 - 14	27,063	(19,911)	7,152	27,063	(17,935)	9,128
Contracts	2 - 10	15,727	(9,143)	6,584	15,496	(8,522)	6,974
Other intangibles	3 - 5	3,269	(705)	2,564	6,574	(604)	5,970
Total finite lived intangible assets		$99,743	$(72,516)	$27,227	$99,636	$(67,970)	$31,666
Trademark	indefinite	7,500	—	7,500	7,500	—	7,500
Total		$107,243	$(72,516)	$34,727	$107,136	$(67,970)	$39,166

Total amortization expense related to finite lived intangible assets was $2.8 million and $2.5 million for the three months ended December 31, 2012 and 2011, respectively, which included computer software amortization expense of $0.6 million for both the three months ended December 31, 2012 and 2011, respectively.

Total amortization expense related to finite lived intangible assets was $5.3 million and $4.9 million for the six months ended December 31, 2012 and 2011, respectively, which included computer software amortization expense of $1.2 million for both the six months ended December 31, 2012 and 2011, respectively.

Future amortization of finite lived intangible assets is scheduled as follows:

Year Ended June 30,	(in 000s)
2013 (remaining six months of fiscal year)	$6,916
2014	8,776
2015	5,222
2016	2,752
2017	1,791
Thereafter	1,770
Total	$27,227

The changes in the carrying amount of goodwill are as follows:

(in 000s)
Balance at June 30, 2012	$171,971
Foreign currency translation adjustment	281
Balance at December 31, 2012	$172,252

No impairment charges for goodwill and intangible assets were necessary for the six months ended December 31, 2012 and 2011.

5.             LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,	June 30,
	2012	2012
	(in 000s)
Revolving credit facility	$285,000	$230,000
Term loan facility	273,750	281,250
Other, generally unsecured	266	216
Long-term debt	559,016	511,466
Less current maturities	(20,891)	(17,091)
Long-term debt, net of current maturities	$538,125	$494,375

As of December 31, 2012 and June 30, 2012, there was approximately $115.0 million and $170.0 million, respectively, of undrawn availability under the revolving credit facility. Availability under the revolving credit facility is reduced to the extent of outstanding letters of credit.

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

The interest rate on the credit facility is subject to a leverage-based pricing grid that ranges from LIBOR plus a margin of 1.00% to 2.00%.

As of December 31, 2012 and June 30, 2012, the interest rate on the revolving credit facility was 1.71% and 1.75%, respectively, and the interest rate on the term loan was 3.59% and 3.58%, respectively, after giving effect to the floating-to-fixed interest rate swaps.

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

A breach of any of the covenants or the inability to comply with the required financial ratios could result in a default under the credit facility. In the event of any such default, the lenders could elect to declare all borrowings outstanding under the credit facility, together with any accrued interest and other fees, to be due and payable. If the Company were unable to repay the indebtedness upon its acceleration, the lenders could proceed against the underlying collateral. The Company was in compliance with all of the credit facility covenants as of December 31, 2012 and June 30, 2012.

Interest Rate Swap Agreements

Effective December 2008, the Company entered into a floating-to-fixed interest rate swap agreement with an original notional value of $218.8 million and a maturity date of September 26, 2012 to fix floating LIBOR based debt to fixed rate debt at an interest rate of 1.89% (plus applicable margin). Effective June 2011, the Company entered into a second floating-to-fixed rate swap agreement with an original notional value of $165.0 million and a maturity date of May 13, 2016 to fix a portion of the floating LIBOR based debt under the new term loan to fixed rate debt at an interest rate of 2.09% (plus applicable margin). The second interest rate swap has an accreting and subsequently amortizing notional in order to hedge the targeted amount of debt over the life of the swap. At December 31, 2012 and June 30, 2012, the combined swap agreements had notional values of $273.8 million and $281.3 million, respectively.

The Company has documented and designated these interest rate swaps as cash flow hedges. Based on the assessment of effectiveness using statistical regression, the Company determined that the interest rate swaps are effective. Effectiveness testing of the hedge relationships and measurement to quantify ineffectiveness is performed each fiscal quarter using the hypothetical derivative method. As the interest rate swaps qualify as cash flow hedges, the Company adjusts the cash flow hedges on a quarterly basis to their fair value with a corresponding offset to accumulated Other Comprehensive Income (“OCI”). The interest rate swaps have been and are expected to remain highly effective for the life of the hedges. Effective amounts are reclassified to interest expense as the related hedged expense is incurred. Any ineffectiveness is reclassified from accumulated other comprehensive income to other income (expense). As of December 31, 2012, the Company had an insignificant amount of ineffectiveness on its cash flow hedge. As of June 30, 2012, the Company had no ineffectiveness on its cash flow hedges. Amounts related to the swaps expected to be reclassified from other comprehensive income to interest expense in the next twelve months total $5.0 million.

Additional information on the Company’s interest rate swaps are as follows:

Interest Rate Swaps	Balance Sheet Location	Fair Value (in 000s)	Location of Offsetting Balance
Cash flow hedges—$273.8 million LIBOR based debt	Accrued and other liabilities	$4,979
	Other liabilities	8,091
		$13,070	Accumulated other comprehensive income (before income taxes)

6.             SHARE-BASED COMPENSATION

Employee Stock Purchase Plan

The 2008 Employee Stock Purchase Plan (the “2008 ESPP”) provides that eligible employees are able to contribute up to 10% of their eligible earnings towards the quarterly purchase of the Company’s common stock. The employee’s purchase price is equal to 85% of the fair market value. During the six months ended December 31, 2012 and 2011, employees purchased 39,777 shares and 40,085 shares of common stock for approximately $1.5 million and $1.2 million, respectively, under the 2008 ESPP.

Share-Based Award Plans

Stock option activity as of and for the six months ended December 31, 2012 is summarized below:

		Weighted Average
	Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
	(in 000s)	(per share)	(years)	(in 000s)
Balance outstanding as of June 30, 2012	2,545	$26.40		$51,655
Granted	10	46.97
Exercised	(664)	22.61
Forfeited or expired	(20)	31.56
Balance outstanding as of December 31, 2012	1,871	$27.79	2.81	$31,828
Exercisable as of December 31, 2012	1,506	$25.40	2.29	$29,204

Restricted stock and RSU activity as of and for the six months ended December 31, 2012 is summarized below:

	Restricted Stock	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value
	(in 000s)	(per share)	(in 000s)	(per share)
Balance outstanding as of June 30, 2012	568	$41.31	570	$17.69
Granted	113	46.88	66	45.40
Vested / Released	(52)	37.02	(570)	17.69
Forfeited or expired	(10)	37.28	—	—
Balance outstanding as of December 31, 2012	619	$42.76	66	$45.40

Share-Based Compensation

The following table presents share-based compensation expense and related effect of the income tax benefit included in the Company’s unaudited condensed consolidated statements of operations:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
	(in 000s)
Selling, general and administrative	$2,048	$2,731	$4,027	$5,153
Research and development costs	1,148	1,095	2,184	2,022
Cost of gaming equipment and systems and gaming operations	(60)	64	(54)	107
Share-based compensation expense before tax	3,136	3,890	6,157	7,282
Income tax benefit	1,098	1,362	2,155	2,549
Net share-based compensation expense	$2,038	$2,528	$4,002	$4,733

As of December 31, 2012, there was $4.9 million of total unrecognized compensation expense related to the unvested portion of stock options which will be recognized over the subsequent 1.52 years. In addition, as of December 31, 2012, there was $23.8 million of total unrecognized compensation expense related to the unvested portion of restricted stock and RSUs which will be recognized over the subsequent 1.97 years.

7.             STOCKHOLDERS’ EQUITY

Share Repurchase Plan

The Company’s Board of Directors have approved a variety of share repurchase plans under which, subject to price and market conditions, purchases of shares can be made from time to time in the open market or in privately negotiated transactions using available cash.

During the six months ended December 31, 2012 and 2011, the Company repurchased 2.1 million shares and 1.4 million shares of common stock for $91.3 million and $40.9 million, respectively, under the share repurchase plan. As of December 31, 2012, $125.9 million remained available under the plan for repurchase in future periods.

8.             INCOME TAXES

The provision for income taxes for interim periods is based on the current estimate of the annual effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and is adjusted as necessary for quarterly events. The effective income tax rate was 37.0% and 37.7% for the three months ended December 31, 2012 and 2011, respectively and 37.1% and 37.3% for the six months ended December 31, 2012 and 2011, respectively.

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

It is reasonably possible that within the next twelve months the Company will resolve the matter presently under consideration with the IRS, which may increase or decrease unrecognized tax benefits for the open tax years. However, an estimate of such increase or decrease cannot reasonably be made.

As of December 31, 2012, the Company has $13.4 million related to uncertain tax positions, excluding related accrued interest and penalties, $13.3 million of which, if recognized, would impact the effective tax rate. As of December 31, 2012, the Company has $1.9 million accrued for the payment of interest and penalties.

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

In December 2004, International Game Technology (“IGT”) filed a patent infringement lawsuit against the Company in the United States District Court for the District of Nevada. The complaint asserted that the Company’s wheel-based games, its games with a reel in the top box and its iVIEW™ products infringed on patents held by IGT, and sought injunctive relief and damages in unspecified amounts. As part of the defense, the Company asserted counterclaims seeking damages and other relief against IGT, including claims that IGT’s patents were invalid, unenforceable and not infringed, as well as several claims that IGT engaged in anti-competitive conduct in violation of state and federal antitrust laws. In October 2008, the court granted the Company’s motions for summary judgment, ruling that IGT’s two “wheel” patents and a touch-screen player-tracking patent were invalid; that even if the patents were valid, the Company’s wheel-based games at issue would not infringe; and that certain of its iVIEW products do not infringe the two asserted player- tracking patents. The summary judgment determinations were upheld by the Federal Circuit Court of Appeals. Upon remand, the District Court granted summary judgment in favor of IGT on the remaining portion of the case regarding IGT’s alleged antitrust violations and in favor of Bally on IGT’s remaining claim that Bally infringed an IGT player tracking patent. The Company appealed the summary judgment on Bally’s antitrust claims against IGT, and on December 17, 2012, a divided panel of the Federal Circuit Court of Appeals affirmed. The Company’s petition for rehearing by the full court is pending.

The Company is also a party to various claims and lawsuits relating to routine matters that arise from time to time in the ordinary course of its’ business. Although, management does not currently believe that the outcome of such claims, including the matters discussed above, in the aggregate, will have a material effect on its consolidated financial position, results of operations or cash flows, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.

As of December 31, 2012, the Company accrued aggregate liabilities of $7.2 million in other current liabilities for its contingent legal matters. While the Company intends to defend all legal matters vigorously, adverse outcomes that the Company estimates are reasonable could possibly reach approximately $12.6 million in the aggregate beyond recorded amounts.

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

The following is a summary of revenues and gross margin:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
	(in 000s)
Revenues:
Gaming Equipment and Systems
Gaming Equipment	$82,536	$70,136	$165,280	$134,583
Gaming Operations	99,016	86,240	200,156	171,194
Systems	56,787	54,081	108,054	99,647
Total revenues	$238,339	$210,457	$473,490	$405,424

Gross Margin(1):
Gaming Equipment and Systems
Gaming Equipment	$43,958	$30,014	$83,131	$58,415
Gaming Operations	69,681	62,382	139,828	123,104
Systems	43,160	40,130	82,644	74,641
Total gross margin	$156,799	$132,526	$305,603	$256,160

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

The Company has operations based primarily in the United States as well as significant sales and distribution offices based in Europe, and other foreign locations, including South America. The table below presents information as to the Company’s revenues and operating income by geographic region which is determined by country of destination:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
	(in 000s)
Revenues:
United States and Canada	$207,677	$170,766	$408,884	$329,492
International	30,662	39,691	64,606	75,932
Total revenues	$238,339	$210,457	$473,490	$405,424

Operating income (loss):
United States and Canada	$59,180	$38,693	$113,053	$74,433
International	(2,519)	4,346	(2,803)	5,997
Total operating income	$56,661	$43,039	$110,250	$80,430

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We begin this section with a summary of our operations as of December 31, 2012. The overview is followed by a detailed analysis of our results of operations and our financial condition and liquidity as of and for the three and six months ended December 31, 2012 and 2011. References to “we,” “our,” “us,” or the “Company” refer to Bally Technologies, Inc. and its subsidiaries.

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

We derive our revenue from the following:

	Three Months Ended December 31,				Six Months Ended December 31,
	2012	% Rev	2011	% Rev	2012	% Rev	2011	% Rev
	(dollars in millions)
Gaming Equipment	$82.6	35%	$70.2	33%	$165.3	35%	$134.6	33%
Gaming Operations	99.0	41%	86.2	41%	200.2	42%	171.2	42%
Systems	56.7	24%	54.0	26%	108.0	23%	99.6	25%
	$238.3	100%	$210.4	100%	$473.5	100%	$405.4	100%

• Gaming Equipment	—	Sale of gaming devices and related equipment, parts and conversion kits;
• Gaming Operations	—	Operation of linked progressive systems, video lottery and centrally determined systems, and the rental of gaming devices and content; and
• Systems	—	Sale and support of specialized systems-based software, hardware and interactive products and related recurring maintenance revenue.

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

Gaming Equipment

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
	(dollars in millions, except ASP)
Revenues	$82.6	$70.2	$165.3	$134.6

New gaming devices	4,565	3,636	9,173	7,035
New unit Average Selling Price (“ASP”)	$16,553	$17,201	$16,704	$16,922

Gaming equipment revenues improved in the three and six months ended December 31, 2012 due primarily to an increase in the number of new gaming devices sold as a result of our investments in key platform and hardware innovations. Our Pro Series™ cabinets with ALPHA 2 technology are state of the art for the industry with regards to ergonomics, processing power, display technology, input device, operating system, sound and serviceability. This platform allows for the development of new, more compelling games and also facilitates our game download solution for customers. Our Pro Series cabinets also feature the iDeck, first of its kind multi-touch fully programmable and downloadable button panel which offers opportunity to add more interaction to the game-play experience with mystery bonus events, virtual shooting galleries and skill-based bonus games. We have and will continue to expand the number of game-development teams producing content on our new ALPHA 2 technology. Gaming equipment gross margins increased to 53% and 50% in the three and six months ended December 31, 2012, respectively, when compared to 43% in both the three and six months ended December 31, 2011, primarily driven by benefits from continued cost reductions on the Pro Series line of cabinets and sales mix. Gross margins for the three months ended December 31, 2012 further benefited from a reduction in cost due to a customer contract election and an increase in conversion kit revenue, when compared to the same period last year.

During the second quarter of fiscal year 2013, we shipped more than double the number of Video Gaming Terminal (“VGT”) units to Illinois as the first quarter, we shipped additional Video Lottery Terminal (“VLT”) units to the Atlantic Lottery Corporation, and traditional domestic replacement sales were up year-over-year for the seventh consecutive quarter.

Gaming Operations

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
	(dollars in millions)
Revenues	$99.0	$86.2	$200.2	$171.2

End of period installed base:
Linked progressive systems			2,320	1,263
Rental and daily-fee games			14,962	14,624
Video lottery systems			12,222	10,832
Centrally determined systems			37,120	47,461

Revenues increased during the three and six months ended December 31, 2012 due primarily to the significant investments we have made in our game development studios and game platform in recent years, the continued placement of premium games, the continued success of Cash Connection™, the latest wide-area progressive (“WAP”) link, and the benefit from a full six months of results from games placed in Resorts World New York City in late calendar year 2011. The release of Michael Jackson King of Pop™ and GREASE™ and the more recent launch of Betty Boop’s™ Fortune Teller and Cash Spin Jackpot™, all on our Cash Connection, drove another WAP record for revenue and units placed.

We have several scheduled product launches over the next few months, including, WAP games for both Hot Shot Progressive™ and NASCAR®, as well as the recently released Pawn Stars™ premium daily-fee game. The installed base of centrally determined systems has declined as certain customers have upgraded these systems to utilize more sophisticated player tracking, bonus and marketing applications, and are now covered under systems maintenance.

Systems

	Three Months Ended December 31,				Six Months Ended December 31,
	2012		2011		2012		2011
	(dollars in millions)
Hardware	$15.4	27%	$17.8	33%	$28.4	26%	$30.6	31%
Software and services	18.2	32%	18.1	33%	35.8	33%	33.2	33%
Maintenance	23.1	41%	18.1	34%	43.8	41%	35.8	36%
	$56.7	100%	$54.0	100%	$108.0	100%	$99.6	100%

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

The combination of iVIEW DM and Elite Bonusing Suite and other features like Universal Card across multiple properties are becoming increasingly compelling return-on-investment propositions with multiple customer instances of demonstrable value generated from such implementations. During the six months ended December 31, 2012, one large casino customer in Las Vegas, Nevada successfully launched NASCAR® Virtual Racing™ across the casino floor on both iVIEW and iVIEW DM. We are also making good progress with international systems installations including Canada, South Africa, New Zealand and Australia.

We have continued to invest in the basics of enterprise software development, delivery, customer support and services discipline, on improving core products, providing quality upgrade options for our customers, and increasing customer satisfaction levels through better service and support.

Operating Expenses

	Three Months Ended December 31,				Six Months Ended December 31,
	2012	% of Revenue	2011	% of Revenue	2012	% of Revenue	2011	% of Revenue
	(dollars in millions)
Selling, general and administrative	$67.9	28%	$61.3	29%	$132.4	28%	$118.5	29%

Research and development costs	$26.6	11%	$22.4	11%	$51.7	11%	$45.8	11%

The increase in SG&A expenses was due primarily to the increases in payroll and related expenses, bad debt expense, and other infrastructure expenses to support key new markets and initiatives. Payroll and related expenses increased due primarily to an increase in headcount in the comparative periods.

The increase in R&D costs was attributable to our continued focus on our technology assets. R&D was consistent at 11% of total revenues in each period.

Liquidity

Total cash and cash equivalents increased $36.9 million in the six months ended December 31, 2012, when compared to a decrease of $21.5 million in the same period last year. Net cash provided by operating activities was $67.9 million and $61.9 million for the six months ended December 31, 2012 and 2011, respectively. Cash provided by operating activities in the current period was positively impacted by improvements in net income during the current period, which was offset by an increase in prepaid and refundable income tax and an increase in the excess tax benefit of stock option exercises.

During the six months ended December 31, 2012, we made payments of $7.5 million on our credit facility, made capital expenditures of $6.9 million, and repurchased $100.0 million of our common stock. These cash outlays were partially offset by proceeds of $55.0 million from borrowings under our credit facility, and proceeds of $16.3 million from the exercise of employee stock options and purchases of common stock under our 2008 Employee Stock Purchase Plan (the “2008 ESPP”).

Results of Operations

The summary financial results and operating statistics are as follows:

	Three Months Ended December 31,				Six Months Ended December 31,
	2012	%	2011	%	2012	%	2011	%
	(dollars in millions)
Revenues:
Gaming Equipment	$82.6	35%	$70.2	33%	$165.3	35%	$134.6	33%
Gaming Operations	99.0	41%	86.2	41%	200.2	42%	171.2	42%
Systems	56.7	24%	54.0	26%	108.0	23%	99.6	25%
Total revenues	$238.3	100%	$210.4	100%	$473.5	100%	$405.4	100%

Gross Margin:
Gaming Equipment(1)	$43.9	53%	$30.0	43%	$83.1	50%	$58.4	43%
Gaming Operations	69.7	70%	62.4	72%	139.8	70%	123.1	72%
Systems(1)	43.2	76%	40.1	74%	82.7	76%	74.6	75%
Total gross margin	$156.8	66%	$132.5	63%	$305.6	65%	$256.1	63%

Selling, general and administrative	$67.9	28%	$61.3	29%	$132.4	28%	$118.5	29%
Research and development costs	26.6	11%	22.4	11%	51.7	11%	45.8	11%
Depreciation and amortization	5.7	3%	5.8	3%	11.3	3%	11.4	3%
Operating income	$56.6	24%	$43.0	20%	$110.2	23%	$80.4	20%

(1)           Gross Margin from Gaming Equipment and Systems excludes amortization related to certain intangibles, including core technology and license rights, which are included in depreciation and amortization.

Three Months Ended December 31, 2012 Compared to Three Months Ended December 31, 2011

Total revenues increased $27.9 million to $238.3 million, or 13%, in the three months ended December 31, 2012, when compared to the same period last year, as a result of the following:

Gaming Equipment Revenue. Gaming Equipment revenue increased by $12.4 million, or 18%, to approximately $82.6 million primarily as a result of:

•                  a 26% increase in new gaming device sales to 4,565 units in the three months ended December 31, 2012, when compared to 3,636 units in the same period last year, driven by higher domestic replacement sales, the shipment of 568 Canadian VLT’s, and the shipments of units into the Illinois Video Gaming Terminal (“VGT”) market; offset by

•                  a 4% decrease in ASP to $16,553 in the three months ended December 31, 2012, when compared to $17,201 in the same period last year, due primarily to the mix of products sold, including lower-ASP VLTs and VGTs.

Gaming Equipment Gross Margin. Gaming Equipment gross margin increased to 53% in the three months ended December 31, 2012 from 43%, in the same period last year, due primarily to continued cost reductions on the Pro Series line of cabinets and sales mix, a reduction in cost due to a customer contract election, and an increase in conversion kit revenue.

Gaming Operations Revenue. Gaming Operations revenue increased $12.8 million, or 15%, to approximately $99.0 million in the three months ended December 31, 2012, when compared to the same period last year, primarily as a result of:

•                  an increase in participation and rental revenue due to an increase in our end of period installed base of games, the continuing placements of higher yield premium products, and newer and more popular game titles;

•                  an increase in linked progressive revenue driven by growth in the installed base of games due primarily to the introduction of our WAP link Cash Connection in late fiscal year 2012; and

•                  the performance of our lottery systems due to increases in our end of period installed base of games due primarily to previous placed games at Resorts World Casino New York City which opened in late calendar year 2011.

Gaming Operations Gross Margin. Gaming Operations gross margin decreased to 70% in the three months ended December 31, 2012 from 72% in the same period last year, due primarily to higher jackpot expense.

Systems Revenue. Systems revenue increased $2.7 million, or 5%, to approximately $56.7 million in the three months ended December 31, 2012, when compared to the same period last year, which was comprised primarily of a $5.0 million, or 28%, increase in maintenance revenue due to the increased install base of customers on our systems. The increase in maintenance revenue was partially offset by a decrease in hardware revenue by $2.4 million during the same period.

Systems Gross Margin. Systems gross margin increased to 76% in the three months ended December 31, 2012 from 74%, in the same period last year, primarily as a result of a change in the mix of products sold in the comparative periods including an increase in maintenance revenue which involves minimal variable costs.

Selling, General and Administrative Expenses. SG&A expenses increased $6.6 million, or 11%, in the three months ended December 31, 2012, when compared to the same period last year, due primarily to increases in payroll and related expenses and legal expense. Payroll and related expenses increased due primarily to an increase in headcount in the comparative periods primarily as a result of our expansion into international markets, and certain compensation related to executive transitions. Legal expense increased due primarily to additional accruals for contingent legal matters.

Research and Development Costs. R&D costs increased $4.2 million, or 19%, in the three months ended December 31, 2012, when compared to the same period last year, due primarily to increased product development efforts requiring an increase in employees. R&D was consistent at 11% of total revenues in both periods.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased slightly by $0.1 million, or 2%, in the three months ended December 31, 2012, when compared to the same period last year.

Six Months Ended December 31, 2012 Compared to Six Months Ended December 31, 2011

Total revenues increased $68.1 million to $473.5 million, or 17%, in the six months ended December 31, 2012, when compared to the same period last year, as a result of the following:

Gaming Equipment Revenue. Gaming Equipment revenue increased by $30.7 million, or 23%, to approximately $165.3 million primarily as a result of:

•                  a 30% increase in new gaming device sales to 9,173 units in the six months ended December 31, 2012, when compared to 7,035 units in the same period last year, driven by higher domestic replacement sales, VLT shipments in Canada, and shipments into the Illinois VGT market; offset by

•                  a 1% decrease in ASP to $16,704 in the six months ended December 31, 2012, when compared to $16,922 in the same period last year, due primarily to the mix of products sold, including lower-ASP VLTs and VGTs.

Gaming Equipment Gross Margin. Gaming Equipment gross margin increased to 50% in the six months ended December 31, 2012 from 43%, in the same period last year, due primarily to continued cost reductions on the Pro Series line of cabinets and sales mix.

Gaming Operations Revenue. Gaming Operations revenue increased $29.0 million, or 17%, to approximately $200.2 million in the six months ended December 31, 2012, when compared to the same period last year, primarily as a result of:

•                  an increase in participation and rental revenue due to an increase in our end of period installed base of games, the continuing placements of higher yield premium products, and newer and more popular game titles;

•                  an increase in linked progressive revenue driven by growth in the installed base of games due primarily to the introduction of our WAP link Cash Connection in late fiscal year 2012; and

•                  the performance of our lottery systems due to increases in our end of period installed base of games due primarily to previous placed games at Resorts World Casino New York City which opened in late calendar year 2011.

Gaming Operations Gross Margin. Gaming Operations gross margin decreased to 70% in the six months ended December 31, 2012 from 72% in the same period last year, due primarily to higher jackpot expense.

Systems Revenue. Systems revenue increased $8.4 million, or 8%, to approximately $108.0 million in the six months ended December 31, 2012, when compared to the same period last year, which was comprised primarily of a $8.0 million, or 22%, increase in maintenance revenue due to the increased install base of customers on our systems.

Systems Gross Margin. Systems gross margin increased to 76% in the six months ended December 31, 2012 from 75%, in the same period last year, primarily as a result of a change in the mix of products sold in the comparative periods including an increase in maintenance revenue which involves minimal variable costs.

Selling, General and Administrative Expenses. SG&A expenses increased $13.9 million, or 12%, in the six months ended December 31, 2012, when compared to the same period last year, due primarily to increases in payroll and related expenses and bad debt expense. Payroll and related expenses increased due primarily to an increase in headcount in the comparative periods primarily as a result of our expansion into international markets, and certain compensation related to executive transitions. Bad debt expense increased due primarily to an increase in the allowance for doubtful accounts recorded in the current fiscal period in response to our expansion of credit offered to our customers, increased exposure in international markets, and an impairment of notes receivable of $0.8 million related to development financing. Bad debt as a percentage of revenue in the six months ended December 31, 2012 was approximately 1%.

Research and Development Costs. R&D costs increased $5.9 million, or 13%, in the six months ended December 31, 2012, when compared to the same period last year, due primarily to increased product development efforts requiring an increase in employees. R&D was consistent at 11% of total revenues in both periods.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased slightly by $0.1 million, or 1%, in the six months ended December 31, 2012, when compared to the same period last year.

Other Income (Expense), Income Tax Expense and Net Income (Loss) Attributable to Noncontrolling Interests

Other income (expense), income tax expense and net loss (income) attributable to noncontrolling interests was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
	(in millions)
Other income (expense):
Interest income	$1.4	$1.2	$2.5	$2.5
Interest expense	(4.5)	(4.5)	(9.1)	(9.1)
Other, net	(1.1)	(0.7)	(1.8)	(2.6)
Total other expense	$(4.2)	$(4.0)	$(8.4)	$(9.2)
Income tax expense	(19.4)	(14.6)	(37.8)	(26.5)
Net income (loss) attributable to noncontrolling interests	—	—	(1.6)	—

Three Months Ended December 31, 2012 Compared to Three Months Ended December 31, 2011

Other Income (Expense). Other expense increased $0.2 million in the three months ended December 31, 2012, when compared to the same period last year, due primarily to foreign currency translations. In the three months ended December 31, 2012, losses on foreign currency translation were $1.1 million, when compared to $0.8 million in the same period last year. Interest expense was $4.5 million in both the three months ended December 31, 2012 and 2011, respectively.

Income Tax Expense. Income tax expense increased $4.8 million during the three months ended December 31, 2012, when compared to the same period last year, due primarily to the increase in net income during the same period. The effective income tax rate for the three months ended December 31, 2012 and 2011 was 37.0% and 37.7%, respectively.

Six Months Ended December 31, 2012 Compared to Six Months Ended December 31, 2011

Other Income (Expense). Other expense decreased $0.8 million in the six months ended December 31, 2012, when compared to the same period last year, due primarily to foreign currency translations. In the six months ended December 31, 2012, losses on foreign currency translation were $1.9 million, when compared to $2.9 million in the same period last year. Interest expense was $9.1 million in both the six months ended December 31, 2012 and 2011, respectively.

Income Tax Expense. Income tax expense increased $11.3 million during the six months ended December 31, 2012, when compared to the same period last year, due primarily to the increase in net income during the same period. The effective income tax rate for the six months ended December 31, 2012 and 2011 was 37.1% and 37.3%, respectively.

Net loss (income) attributable to noncontrolling interests. Net loss attributable to noncontrolling interests increased $1.6 million in the six months ended December 31, 2012, when compared to the same period last year, due to higher jackpot expense.

Financial Condition and Liquidity

Working Capital

	December 31,	June 30,	Increase (decrease)
	2012	2012	Amount	%
	(in 000s)
Cash and cash equivalents	$69,563	$32,673	$36,890	113%

Total long-term debt, including current maturities	$559,016	$511,466	$47,550	9%

Total current assets	$532,345	$480,459	$51,886	11%
Total current liabilities	208,320	214,037	(5,717)	(3)%
Net working capital	$324,025	$266,422	$57,603	22%

Pursuant to various state gaming regulations, certain cash accounts are maintained to ensure availability of funds to pay WAP jackpot awards in installments rather than in one lump-sum. At December 31, 2012 and June 30, 2012, these accounts had an aggregate value of approximately $13.2 million and $13.6 million, respectively, which are classified as restricted cash in our unaudited condensed consolidated balance sheets. In addition, we purchase U.S. Treasury Strip Securities for the benefit of jackpot winners who elect to receive winnings in annual or weekly installment payments. These securities are included in restricted long-term investments in the accompanying unaudited condensed consolidated balance sheets, and totaled $10.6 million and $12.2 million as of December 31, 2012 and June 30, 2012, respectively.

On December 31, 2012 and June 30, 2012, the amount of cash and investments held by foreign subsidiaries was $25.2 million and $22.6 million, respectively. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds.

Our net working capital increased by $57.6 million in the six months ended December 31, 2012, when compared to June 30, 2012, and was primarily affected by a $36.9 million increase in cash and cash equivalents during the same period and by net working capital changes for the following components:

•                  An increase of $17.7 million in prepaid and refundable income tax and a decrease of $8.9 million in income tax payable due primarily to the timing of required tax payments in excess of accrued tax liabilities and the excess tax benefit of stock option exercises;

•                  A decrease of $9.3 million in accounts payable; and

•                  An increase of $9.9 million in deferred revenue due to deferred sales in accordance with our revenue recognition policy.

Current accounts and notes receivable increased slightly and long-term accounts and notes receivable decreased $21.2 million during the six months ended December 31, 2012, when compared to June 30, 2012. Total accounts and notes receivable decreased due primarily to a customer contract election during the period. As of December 31, 2012, our DSO’s decreased to 101 days from 113 days at June 30, 2012 due to an increase in collections.

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

As of December 31, 2012 and June 30, 2012, there was approximately $115.0 million and $170.0 million, respectively, of undrawn availability under the revolving credit facility. Availability under the revolving credit facility is reduced to the extent of outstanding letters of credit.

Management believes that cash flows from current operating activities will provide us with sufficient capital resources and liquidity to operate our business for at least the next 12 months.

At December 31, 2012, we had no material commitments for capital expenditures.

Cash Flow Summary

Our primary sources of liquidity include existing cash and cash equivalents, cash flows from all operating activities and the availability of funds under our revolving credit facility.

We utilize our cash to acquire materials for the manufacture of goods for resale, to pay payroll, interest, taxes and SG&A expenses and to fund R&D activities.

Cash flows provided by operating activities were $67.9 million in the six months ended December 31, 2012 as compared to $61.9 million in the same period last year, a $6.0 million increase. In the comparable periods, cash flows from operating activities for the six months ended December 31, 2012 were positively affected by increases in net income and decreases in accounts and notes receivable, but were negatively affected by a reduction in prepaid and refundable income tax and income tax payable due primarily to the timing of required tax payments in excess of accrued liabilities and the excess tax benefit of stock option exercises.

Cash utilized for investing activities is primarily for capital expenditures related to office and gaming equipment and improvements in leaseholds, financing arrangements with customers, acquisitions, and investments in technology and other long-term assets. During the six months ended December 31, 2012 and 2011, we made capital expenditures of $6.9 million and $3.9 million, respectively. In addition, we made payments of $6.0 million related to acquisitions in the six months ended December 31, 2011.

Cash utilized for financing activities is primarily for the payment of principal on our debt and the repurchase of shares of our common stock. During the six months ended December 31, 2012, we made payments of $7.5 million on our credit facility and repurchased $100.0 million of our common stock. During the six months ended December 31, 2011, we made payments of $27.5 million on our credit facility and repurchased $41.8 million of our common stock.

Cash provided by financing activities is primarily from proceeds from the exercise of stock options and purchases of stock under our 2008 ESPP, borrowings under our revolving credit facility, and excess tax benefits of stock option exercises. During the six months ended December 31, 2012, we borrowed $55.0 million under our revolving credit facility. In addition, during the six months ended December 31, 2012, employees purchased common stock through the exercise of stock options or the participation in the 2008 ESPP for $16.3 million. During the six months ended December 31, 2011, employees purchased common stock through the exercise of stock options or the participation in the 2008 ESPP for $4.1 million.

Critical Accounting Policies

A description of our critical accounting policies can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2012 Form 10-K. There were no material changes to those policies during the six months ended December 31, 2012.

Other Recently Issued Accounting Pronouncements

For a description of other recently issued accounting pronouncements, see Note 1 to the unaudited condensed consolidated financial statements, Description of Business and Summary of Significant Accounting Policies.

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of December 31, 2012, we had total debt outstanding of approximately $559.0 million which consisted primarily of a $273.8 million term loan and $285.0 million of borrowing under our revolving credit facility. During the six months ended December 31, 2012, the interest rate for the credit facility was subject to a leveraged based pricing grid.

We have minimized our exposure to market interest rate risk because the variable interest rate on the term loan was effectively converted to a fixed rate as a result of the floating-to-fixed interest rate swaps entered into in December 2008 and June 2011, respectively, and discussed in Note 5 to the unaudited condensed consolidated financial statements, Long-Term Debt. As of December 31, 2012, the interest rate on the revolving credit facility was 1.71% and the interest rate on our term loan was approximately 3.59%, after giving effect to our interest rate swaps. We estimate a hypothetical decline of 100 bps in applicable interest rates would have an immaterial impact on our business because we manage this exposure with derivative financial instruments.

Foreign Currency Exchange Rate Risk

Certain of our foreign subsidiaries use their local currency as their functional currency and are exposed to risks resulting from fluctuations in foreign currency exchange rates. During the three months ended December 31, 2012 and 2011, we recognized foreign currency exchange rate losses of approximately $1.1 million and $0.8 million, respectively. During the six months ended December 31, 2012 and 2011, we recognized foreign currency exchange rate losses of approximately $1.9 million and $2.9 million, respectively. We estimate that a hypothetical 10% strengthening (or weakening) of the U.S. dollar for fiscal 2013 would have an immaterial impact on our business.

In addition, the net assets of these subsidiaries are exposed to foreign currency translation gains and losses which are included as a component of accumulated other comprehensive income in stockholders’ equity in our unaudited condensed consolidated balance sheets. Such translation resulted in unrealized gains of $0.9 million as of December 31, 2012.

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

Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

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

Changes in Internal Control Over Financial Reporting during the Quarter Ended December 31, 2012

Although we update our internal controls as necessary to accommodate any modifications to our business processes and accounting procedures as part of our normal operations, there were no changes in our internal control over financial reporting that occurred in the three months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 24, 2012, the Company’s Board of Directors approved a new $150.0 million share-repurchase program, which replaced the Company’s prior repurchase program under which there remained $23,236,159 in unused capacity at such time.

Our quarterly share repurchases under this program approved on October 24, 2012, excluding treasury shares acquired in non-cash transactions related to forfeited stock awards and shares exchanged for options exercised, were as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
				$23,236,159
October 1 - October 31, 2012	—	$—	—	$150,000,000
November 1 — November 30, 2012	318,298	$44.76	318,298	$135,753,890
December 1 – December 31, 2012	211,975	$46.44	211,975	$125,910,240
Total	530,273	$45.43	530,273

ITEM 6.              EXHIBITS

Exhibits	Description

31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BALLY TECHNOLOGIES, INC.		Date: February 8, 2013

By	/s/Ramesh Srinivasan
Ramesh Srinivasan
Chief Executive Officer
(Principal Executive Officer)

By	/s/Neil P. Davidson
Neil P. Davidson
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)