Form 10-Q
period 2013-03-31
BALLY TECHNOLOGIES, INC.
filed 2013-05-06
CIK 2491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares of Common Stock, $0.10 par value, outstanding as of May 1, 2013, was 38,626,000 which do not include 26,445,000 shares held in treasury.

PART I

ITEM 1.                       FINANCIAL STATEMENTS

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	June 30, 2012
	(in 000s, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$49,291	$32,673
Restricted cash	14,474	13,645
Accounts and notes receivable, net of allowances for doubtful accounts of $14,183 and $14,073	260,877	264,842
Inventories	65,747	75,066
Prepaid and refundable income tax	25,256	13,755
Deferred income tax assets	39,485	42,822
Deferred cost of revenue	21,967	17,615
Prepaid assets	16,380	13,061
Other current assets	4,136	6,980
Total current assets	497,613	480,459
Restricted long-term investments	11,292	12,171
Long-term accounts and notes receivables, net of allowances for doubtful accounts of $3,667 and $3,029	44,094	55,786
Property, plant and equipment, net of accumulated depreciation of $59,635 and $58,823	33,195	30,667
Leased gaming equipment, net of accumulated depreciation of $207,002 and $185,846	119,147	121,151
Goodwill	172,068	171,971
Intangible assets, net	31,394	39,166
Deferred income tax assets	8,255	7,409
Income tax receivable	12,041	12,041
Deferred cost of revenue	12,299	16,542
Other assets, net	23,582	23,104
Total assets	$964,980	$970,467

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,025	$41,414
Accrued and other liabilities	92,421	85,310
Jackpot liabilities	10,086	11,682
Deferred revenue	59,096	46,314
Income tax payable	3,505	12,226
Current maturities of long-term debt	22,747	17,091
Total current liabilities	216,880	214,037
Long-term debt, net of current maturities	467,500	494,375
Deferred revenue	21,066	26,715
Other income tax liability	17,445	13,922
Other liabilities	20,002	23,943
Total liabilities	742,893	772,992
Commitments and contingencies (Note 9)
Stockholders’ equity:
Special stock, 10,000,000 shares authorized: Series E, $100 liquidation value; 115 shares issued and outstanding	12	12
Common stock, $.10 par value; 100,000,000 shares authorized; 64,931,000 and 63,150,000 shares issued and 40,992,000 and 42,102,000 outstanding	6,487	6,309
Treasury stock at cost, 23,939,000 and 21,048,000 shares	(922,338)	(790,633)
Additional paid-in capital	541,097	489,002
Accumulated other comprehensive loss	(11,834)	(13,477)
Retained earnings	609,002	504,895
Total Bally Technologies, Inc. stockholders’ equity	222,426	196,108
Noncontrolling interests	(339)	1,367
Total stockholders’ equity	222,087	197,475
Total liabilities and stockholders’ equity	$964,980	$970,467

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
	(in 000s, except per share amounts)
Revenues:
Gaming equipment and systems	$157,102	$136,032	$430,436	$370,262
Gaming operations	102,045	92,508	302,201	263,702
	259,147	228,540	732,637	633,964
Costs and expenses:
Cost of gaming equipment and systems (1)	61,419	59,046	168,978	160,220
Cost of gaming operations	29,992	25,017	90,320	73,107
Selling, general and administrative	72,218	63,764	204,586	182,290
Research and development costs	29,098	24,838	80,792	70,601
Depreciation and amortization	5,755	5,648	17,046	17,089
	198,482	178,313	561,722	503,307
Operating income	60,665	50,227	170,915	130,657
Other income (expense):
Interest income	1,191	1,225	3,738	3,695
Interest expense	(4,389)	(4,150)	(13,544)	(13,232)
Other, net	(1,534)	325	(3,336)	(2,259)
Income from operations before income taxes	55,933	47,627	157,773	118,861
Income tax expense	(17,527)	(17,713)	(55,345)	(44,254)
Net income	38,406	29,914	102,428	74,607
Less net loss attributable to noncontrolling interests	(43)	(53)	(1,679)	(20)
Net income attributable to Bally Technologies, Inc.	$38,449	$29,967	$104,107	$74,627

Basic and Diluted earnings per share attributable to Bally Technologies, Inc.:
Basic earnings per share	$0.95	$0.70	$2.56	$1.73
Diluted earnings per share	$0.93	$0.67	$2.50	$1.65

Weighted average shares outstanding:
Basic	40,483	43,087	40,594	43,229
Diluted	41,199	45,052	41,614	45,138

(1)         Cost of gaming equipment and systems exclude amortization related to certain intangibles, including core technology and license rights, which are included in depreciation and amortization.

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
	(in 000s)
Net Income	$38,406	$29,914	$102,428	$74,607

Other comprehensive income (loss):
Foreign currency translation adjustment before income taxes	(522)	648	370	(2,536)
Income tax expense	—	—	—	—
Foreign currency translation adjustment	(522)	648	370	(2,536)

Unrealized gain (loss) on derivative financial instruments before income taxes	1,196	124	1,959	(8,211)
Income tax expense (benefit)	(419)	(43)	(686)	2,874
Unrealized gain (loss) on derivative financial instruments	777	81	1,273	(5,337)

Total other comprehensive income (loss), net of income taxes	255	729	1,643	(7,873)
Comprehensive income	38,661	30,643	104,071	66,734

Less: comprehensive loss attributable to noncontrolling interests	(43)	(53)	(1,679)	(20)
Comprehensive income attributable to Bally Technologies, Inc.	$38,704	$30,696	$105,750	$66,754

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED MARCH 31, 2013 AND 2012

	Common Stock		Series E Special	Treasury	Additional Paid-In	Accumulated Other Comprehensive Income (Loss)	Retained	Noncontrolling	Total Stockholders’
	Shares	Dollars	Stock	Stock	Capital	(“OCI”)	Earnings	Interests	Equity
	(in 000s)
Balances at June 30, 2011	61,541	$6,149	$12	$(634,268)	$442,713	$(3,064)	$401,363	$1,687	$214,592
Net income	—	—	—	—	—	—	74,627	(20)	74,607
Foreign currency translation adjustment	—	—	—	—	—	(2,536)	—	—	(2,536)
Unrealized loss on derivative financial instruments, net of tax	—	—	—	—	—	(5,337)	—	—	(5,337)
Total comprehensive income	—	—	—	—	—	—	—	—	$66,734
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(138)	(138)
Cumulative effect of adoption of ASU 2010-16	—	—	—	—	—	—	2,384	—	2,384
Issuance and receipt of restricted stock, ESPP shares, stock options and related tax and tax benefit	1,158	114	—	(1,157)	23,648	—	—	—	22,605
Purchase of common stock for treasury	—	—	—	(81,608)	—	—	—	—	(81,608)
Share-based compensation	—	—	—	—	10,986	—	—	—	10,986
Balances at March 31, 2012.	62,699	$6,263	$12	$(717,033)	$477,347	$(10,937)	$478,374	$1,529	$235,555

Balances at June 30, 2012	63,150	$6,309	$12	$(790,633)	$489,002	$(13,477)	$504,895	$1,367	$197,475
Net income (loss)	—	—	—	—	—	—	104,107	(1,679)	102,428
Foreign currency translation adjustment	—	—	—	—	—	370	—	—	370
Unrealized loss on derivative financial instruments, net of tax	—	—	—	—	—	1,273	—	—	1,273
Total comprehensive income	—	—	—	—	—	—	—	—	$104,071
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(27)	(27)
Issuance and receipt of restricted stock, ESPP shares, stock options and related tax and tax benefit	1,781	178	—	(9,099)	42,419	—	—	—	33,498
Purchase of common stock for treasury	—	—	—	(122,606)	—	—	—	—	(122,606)
Share-based compensation	—	—	—	—	9,676	—	—	—	9,676
Balances at March 31, 2013	64,931	$6,487	$12	$(922,338)	$541,097	$(11,834)	$609,002	$(339)	$222,087

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31,
	2013	2012
	(in 000s)
Cash flows from operating activities:
Net income	$102,428	$74,607
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,006	61,325
Share-based compensation	9,676	10,986
Amortization of deferred debt issuance costs	1,319	1,351
Income tax expense	5,304	2,452
Provision for doubtful accounts	9,103	8,262
Inventory write-downs	4,108	4,003
Excess tax benefit of stock option exercises	(15,871)	(4,589)
Other	1,031	1,641
Change in operating assets and liabilities:
Accounts and notes receivable	10,654	(33,889)
Inventories	(39,026)	(83,414)
Prepaid and refundable income tax and income tax payable	(4,117)	22,584
Other current assets and other assets	(2,811)	(4,227)
Accounts payable	(12,407)	(4,657)
Accrued liabilities and jackpot liabilities	(2,772)	10,686
Deferred revenue and deferred cost of revenue	6,831	8,048
Net cash provided by operating activities	139,456	75,169
Cash flows from investing activities:
Acquisition	—	(6,000)
Capital expenditures	(11,003)	(6,890)
Restricted cash and investments	51	(4,013)
Financing provided to customer	(1,228)	—
Additions to other long-term assets	(905)	(5,288)
Net cash used in investing activities	(13,085)	(22,191)
Cash flows from financing activities:
Proceeds from revolving credit facility	55,000	10,000
Payments on revolving credit facility	(65,000)	(30,000)
Payments on long-term debt and capital leases	(11,305)	(11,280)
Distributions to noncontrolling interests	(27)	(138)
Purchase of treasury stock	(131,705)	(74,976)
Excess tax benefit of stock option exercises	15,871	4,589
Proceeds from exercise of stock options and employee stock purchases	26,475	18,875
Net cash used in financing activities	(110,691)	(82,930)

Effect of exchange rate changes on cash	938	(734)

Cash and cash equivalents:
Increase (decrease) for period	16,618	(30,686)
Balance, beginning of period	32,673	66,425
Balance, end of period	$49,291	$35,739

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental information is related to the unaudited condensed consolidated statements of cash flows:

	Nine Months Ended March 31,
	2013	2012
	(in 000s)
Cash paid for interest	$12,403	$12,945
Cash paid for income taxes, net of refunds	54,906	19,244

Non-cash investing and financing transactions:
Transfer of inventory to leased gaming equipment (1)	$59,998	$80,246
Reclassify property, plant and equipment to inventory (1)	11,814	12,239
Accrued purchase of treasury stock	—	7,789
Liabilities assumed in acquisition	—	2,830

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

The Company transacts business in various foreign currencies and has international sales and expenses denominated in foreign currencies, subjecting the Company to foreign currency risk. The Company may enter into foreign currency forward contracts, generally with maturities of twelve months or less, to hedge recognized foreign currency assets and liabilities to reduce the risk that earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. The gains or losses resulting from changes in the fair value of these forward contracts, which are not designated as accounting hedges, are reported in other income (expense) in the unaudited condensed consolidated statements of operations, and generally offset the gains and losses associated with the underlying foreign-currency-denominated balances, which are also reported in other income (expense). As of March 31, 2013 and June 30, 2012, euro forward contracts for a total of $38.8 million and $38.0 million, respectively, or the equivalent of €30.0 million and €30.0 million, respectively, were outstanding. In addition, as of March 31, 2013, a pound sterling forward contract for $2.3 million, or the equivalent of £1.5 million, was outstanding.

The Company may use interest rate derivatives to manage the interest expense generated by variable rate debt and foreign currency derivatives to manage foreign exchange risk. The Company’s derivative financial instruments are measured at fair value on a recurring basis, and the balances were as follows:

	Fair Value Measurements Using Input Type
	Level 1		Level 2	Level 3
	(in 000s)
As of March 31, 2013:
Assets:
Other assets, net:
Foreign currency derivative financial instrument	$		$789	$—

Liabilities:
Accrued and other liabilities:
Foreign currency derivative financial instruments		$—	$451	$—
Interest rate derivative financial instrument		$—	$4,816	$—
Other liabilities:
Interest rate derivative financial instrument		$—	$7,057	$—

As of June 30, 2012:
Assets:
Other assets, net:
Foreign currency derivative financial instrument		$—	$2,850	$—
Liabilities:
Accrued and other liabilities:
Foreign currency derivative financial instrument		$—	$115	$—
Interest rate derivative financial instruments		$—	$4,804	$—
Other liabilities:
Interest rate derivative financial instrument		$—	$9,028	$—

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

The impact of the cash flow hedge and non-designated foreign currency derivatives on the unaudited condensed consolidated financial statements is depicted below:

Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
	(in 000s)
For the three months ended March 31, 2013:
Interest rate swap agreements	$(91)	Interest expense	$(1,287)	Interest expense	$—
For the three months ended March 31, 2012:
Interest rate swap agreement	$(1,064)	Interest expense	$(1,188)	Interest expense	$—

Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
	(in 000s)
For the nine months ended March 31, 2013:
Interest rate swap agreements	$(1,889)	Interest expense	$(3,848)	Interest expense	$(9)
For the nine months ended March 31, 2012:
Interest rate swap agreement	$(12,025)	Interest expense	$(3,813)	Interest expense	$—

	Amount of Gain (Loss) Recognized in Other Income (Expense)
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
Non-Designated Derivative	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
	(in 000s)
Foreign Currency Forward Contracts	$1,402	$(1,105)	$(494)	$1,945

Inventories

Inventories are stated at the lower of cost, determined on a first in, first out basis, or market. Cost elements included in work-in-process and finished goods include raw materials, direct labor and manufacturing overhead. Inventories consist of the following:

	March 31, 2013	June 30, 2012
	(in 000s)
Raw materials	$44,052	$50,498
Work-in-process	2,021	1,713
Finished goods	19,674	22,855
Total	$65,747	$75,066

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

In February 2013, the FASB issued new accounting guidance to improve the reporting of reclassifications out of accumulated other comprehensive income. Under the guidance, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. The guidance did not change the requirements for reporting net income or other comprehensive income in the financial statements. The new guidance is effective for annual reporting periods beginning on or after December 15, 2012, and interim periods within those annual periods. The Company expects to adopt this guidance in fiscal year 2014 and does not believe it will have a significant impact on its consolidated results of operations, financial condition and cash flows.

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

The computation of basic and diluted earnings per share applicable to the Company’s common stock is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
	(in 000s, except per share amounts)
Net income attributable to Bally Technologies, Inc.	$38,449	$29,967	$104,107	$74,627

Weighted average shares outstanding	40,483	43,087	40,594	43,229
Dilutive effect of:
Stock options, Restricted Stock Units (“RSU”) and restricted stock	716	1,965	1,020	1,909
Weighted average diluted shares outstanding	41,199	45,052	41,614	45,138

Basic and diluted earnings per share attributable to Bally Technologies, Inc.:
Basic earnings per share	$0.95	$0.70	$2.56	$1.73

Diluted earnings per share	$0.93	$0.67	$2.50	$1.65

Certain securities were excluded from the diluted per share calculation because their inclusion would be anti-dilutive. Such securities consist of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
	(in 000s)
Stock options, RSU and restricted stock	76	524	115	713

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

The Company has also provided development financing to certain customers in the form of notes receivable with repayment terms of three to ten years. These notes may require scheduled quarterly principal reductions and may also include accelerated payment terms based upon a percentage of net-win from gaming devices sold or leased to these customers. Notes receivable as of March 31, 2013, include $15.9 million, net of discounts of $3.3 million, related to development financing loans made to HBG Connex S.P.A. (“HBG”) to allow it to make advance payments necessary to obtain gaming licenses in the Italian Video Lottery Terminal (“VLT”) market. HBG has initiated arbitration proceedings against the Company as a result of alleged damages from delays in obtaining regulatory approval of certain gaming equipment to be leased to HBG (see Note 9 to the unaudited condensed consolidated financial statements, Commitments and Contingencies) and has not made required payments on the notes receivable. The Company has not recorded an impairment as management expects to collect amounts due under the notes receivable.

The Company’s accounts and notes receivable were as follows:

	Accounts and Notes Receivable as of March 31, 2013			Accounts and Notes Receivable as of June 30, 2012
	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
	(in 000s)
Contract term less than one year:
Trade and other receivables, current	$180,309	$2,407	$177,902	$173,889	$3,655	$170,234

Contract term greater than one year:
Trade receivables, current	79,278	57,553	21,725	85,075	41,213	43,862
Trade receivables, noncurrent	32,567	12,255	20,312	30,476	7,213	23,263
	111,845	69,808	42,037	115,551	48,426	67,125

Lease receivables, current	6,098	6,098	—	14,763	14,763	—
Lease receivables, noncurrent	4,664	4,664	—	15,070	15,070	—
	10,762	10,762	—	29,833	29,833	—

Notes receivable, current	9,375	9,375	—	5,188	5,188	—
Notes receivable, noncurrent	10,530	10,530	—	13,269	13,269	—
	19,905	19,905	—	18,457	18,457	—

Total current	275,060	75,433	199,627	278,915	64,819	214,096
Total noncurrent	47,761	27,449	20,312	58,815	35,552	23,263
Total	$322,821	$102,882	$219,939	$337,730	$100,371	$237,359

The activity related to the allowance for doubtful accounts for the nine months ended March 31, 2013 is summarized below:

	Allowance for Doubtful Accounts
	Beginning Balance as of June 30, 2012	Charge- offs	Recoveries	Provision	Ending Balance as of March 31, 2013	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
	(in 000s)
Contract term less than one year:
Trade and other receivables, current	$(6,138)	$1,042	$—	$184	$(4,912)	$(2,051)	$(2,861)

Contract term greater than one year:
Trade receivables, current	(7,935)	5,471	557	(7,364)	(9,271)	(7,068)	(2,203)
Trade receivables, noncurrent	(1,279)	1,285	—	(1,117)	(1,111)	—	(1,111)
	(9,214)	6,756	557	(8,481)	(10,382)	(7,068)	(3,314)

Lease receivables, current	—	—	—	—	—	—	—
Lease receivables, noncurrent	—	—	—	—	—	—	—
	—	—	—	—	—	—	—

Notes receivable, current	—	—	—	—	—	—	—
Notes receivable, noncurrent	(1,750)	—	—	(806)	(2,556)	(2,556)	—
	(1,750)	—	—	(806)	(2,556)	(2,556)	—

Total current	$(14,073)	$6,513	$557	$(7,180)	$(14,183)	$(9,119)	$(5,064)
Total noncurrent	(3,029)	1,285	—	(1,923)	(3,667)	(2,556)	(1,111)
Total	$(17,102)	$7,798	$557	$(9,103)	$(17,850)	$(11,675)	$(6,175)

The activity related to the allowance for doubtful accounts for the nine months ended March 31, 2012 is summarized below:

	Allowance for Doubtful Accounts
	Beginning Balance as of June 30, 2011	Charge- offs	Recoveries	Provision	Ending Balance as of March 31, 2012	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
	(in 000s)
Contract term less than one year:
Trade and other receivables, current	$(5,875)	$719	$241	$(1,290)	$(6,205)	$(2,506)	$(3,699)

Contract term greater than one year:
Trade receivables, current	(5,184)	336	241	(2,900)	(7,507)	(4,497)	(3,010)
Trade receivables, noncurrent	(507)	1,041	—	(2,322)	(1,788)	(457)	(1,331)
	(5,691)	1,377	241	(5,222)	(9,295)	(4,954)	(4,341)

Lease receivables, current	—	—	—	—	—	—	—
Lease receivables, noncurrent	—	—	—	—	—	—	—
	—	—	—	—	—	—	—

Notes receivable, current	—	—	—	—	—	—	—
Notes receivable, noncurrent	—	—	—	(1,750)	(1,750)	(1,750)	—
	—	—	—	(1,750)	(1,750)	(1,750)	—

Total current	$(11,059)	$1,055	$482	$(4,190)	$(13,712)	$(7,003)	$(6,709)
Total noncurrent	(507)	1,041	—	(4,072)	(3,538)	(2,207)	(1,331)
Total	$(11,566)	$2,096	$482	$(8,262)	$(17,250)	$(9,210)	$(8,040)

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

The Company accrues interest, if applicable, on its accounts and notes receivables per the terms of the agreement. Interest is not accrued on past due accounts and notes receivable, or individual amounts that the Company has determined and specifically identified as not collectible. The following summarizes the aging of past due receivables, excluding trade accounts receivable with a contract term less than one year, as of March 31, 2013:

	1 to 90 Days Past Due	91 to 180 Days Past Due	181 + Days Past Due	Total Past Due	Current	Total Receivable	Recorded Investment in Receivables on Nonaccrual Status	Recorded Investment 90 Days and Accruing
	(in 000s)
Trade receivables	$8,385	$3,766	$6,201	$18,352	$93,493	$111,845	$18,352	$—
Lease receivables	—	—	—	—	10,762	10,762	—	—
Notes receivable	1,512	1,498	4,781	7,791	12,114	19,905	18,731	—
Total	$9,897	$5,264	$10,982	$26,143	$116,369	$142,512	$37,083	$—

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

Impairment is recognized when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of a note arrangement. Due to an individual customer’s filing of a bankruptcy petition, the Company recognized an impairment charge on notes receivable of $1.8 million in fiscal year 2012 and an additional $0.8 million in the nine months ended March 31, 2013 after estimating the fair value of the collateral less costs to sell.

	Impaired Loans
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(in 000s)
As of March 31, 2013:
With an allowance recorded:
Notes receivable	$2,856	$2,856	$(2,556)	$2,856	$—

With no related allowance recorded:
Notes receivable	—	—	—	—	—
Total	$2,856	$2,856	$(2,556)	$2,856	$—

As of June 30, 2012:
With an allowance recorded:
Notes receivable	$2,856	$2,856	$(1,750)	$2,856	$—

With no related allowance recorded:
Notes receivable	—	—	—	—	—
Total	$2,856	$2,856	$(1,750)	$2,856	$—

The fair value of accounts and notes receivable, net, is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers, with similar credit ratings and remaining maturities. As of March 31, 2013 and June 30, 2012, the fair value of the accounts and notes receivable, net, approximate the carrying value.

4.                                      GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following:

		March 31, 2013			June 30, 2012
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in 000s)
Computer software	3 - 5	$39,552	$(35,710)	$3,842	$39,633	$(34,442)	$5,191
License rights	3 - 13	12,790	(6,319)	6,471	8,440	(4,251)	4,189
Trademarks	5 - 10	2,430	(2,233)	197	2,430	(2,216)	214
Core technology	5 - 14	27,063	(20,898)	6,165	27,063	(17,935)	9,128
Contracts	2 - 10	15,576	(9,455)	6,121	15,496	(8,522)	6,974
Other intangibles	3 - 5	1,857	(759)	1,098	6,574	(604)	5,970
Total finite lived intangible assets		$99,268	$(75,374)	$23,894	$99,636	$(67,970)	$31,666
Trademark	indefinite	7,500	—	7,500	7,500	—	7,500
Total		$106,768	$(75,374)	$31,394	$107,136	$(67,970)	$39,166

Total amortization expense related to finite lived intangible assets was $2.9 million and $2.4 million for the three months ended March 31, 2013 and 2012, respectively, which included computer software amortization expense of $0.6 million and $0.5 million for the three months ended March 31, 2013 and 2012, respectively.

Total amortization expense related to finite lived intangible assets was $8.2 million and $7.3 million for the nine months ended March 31, 2013 and 2012, respectively, which included computer software amortization expense of $1.8 million and $1.7 million for the nine months ended March 31, 2013 and 2012, respectively.

Future amortization of finite lived intangible assets is scheduled as follows:

Year Ended June 30,	(in 000s)
2013 (remaining three months of fiscal year)	$3,309
2014	8,791
2015	5,100
2016	2,950
2017	1,757
Thereafter	1,987
Total	$23,894

The changes in the carrying amount of goodwill are as follows:

(in 000s)
Balance at June 30, 2012	$171,971
Foreign currency translation adjustment	97
Balance at March 31, 2013	$172,068

No impairment charges for goodwill and intangible assets were necessary for the nine months ended March 31, 2013 and 2012.

5.                                      LONG-TERM DEBT

Long-term debt consists of the following:

	March 31,	June 30,
	2013	2012
	(in 000s)
Revolving credit facility	$220,000	$230,000
Term loan facility	270,000	281,250
Other, generally unsecured	247	216
Long-term debt	490,247	511,466
Less current maturities	(22,747)	(17,091)
Long-term debt, net of current maturities	$467,500	$494,375

As of March 31, 2013 and June 30, 2012, there was approximately $180.0 million and $170.0 million, respectively, of undrawn availability under the revolving credit facility. Availability under the revolving credit facility is reduced to the extent of outstanding letters of credit.

On April 15, 2011, the Company entered into an amended and restated credit agreement, that provides for a $700 million senior secured credit facility comprised of a $300 million, five-year term loan and a $400 million, five-year revolving credit facility, including a $50 million sublimit for the issuance of standby letters of credit, a $10 million sublimit for swingline loans and a $150 million sublimit for multicurrency borrowings approved under the credit facility. Subsequent to March 31, 2013, the Company entered into an amended and restated credit agreement. See Note 11 to the unaudited condensed consolidated financial statements, Subsequent Events.

The interest rate on the credit facility is subject to a leverage-based pricing grid that ranges from LIBOR plus a margin of 1.00% to 2.00%.

As of March 31, 2013 and June 30, 2012, the interest rate on the revolving credit facility was 1.70% and 1.75%, respectively, and the interest rate on the term loan was 3.59% and 3.58%, respectively, after giving effect to the floating-to-fixed interest rate swaps.

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

A breach of any of the covenants or the inability to comply with the required financial ratios could result in a default under the credit facility. In the event of any such default, the lenders could elect to declare all borrowings outstanding under the credit facility, together with any accrued interest and other fees, to be due and payable. If the Company were unable to repay the indebtedness upon its acceleration, the lenders could proceed against the underlying collateral. The Company was in compliance with all of the credit facility covenants as of March 31, 2013 and June 30, 2012.

Interest Rate Swap Agreements

Effective December 2008, the Company entered into a floating-to-fixed interest rate swap agreement with an original notional value of $218.8 million and a maturity date of September 26, 2012 to fix floating LIBOR based debt to fixed rate debt at an interest rate of 1.89% (plus applicable margin). Effective June 2011, the Company entered into a second floating-to-fixed rate swap agreement with an original notional value of $165.0 million and a maturity date of May 13, 2016 to fix a portion of the floating LIBOR based debt under the new term loan to fixed rate debt at an interest rate of 2.09% (plus applicable margin). The second interest rate swap has an accreting and subsequently amortizing notional in order to hedge the targeted amount of debt over the life of the swap. At March 31, 2013 and June 30, 2012, the combined swap agreements had notional values of $270.0 million and $281.3 million, respectively.

The Company has documented and designated these interest rate swaps as cash flow hedges. Based on the assessment of effectiveness using statistical regression, the Company determined that the interest rate swaps are effective. Effectiveness testing of the hedge relationships and measurement to quantify ineffectiveness is performed each fiscal quarter using the hypothetical derivative method. As the interest rate swaps qualify as cash flow hedges, the Company adjusts the cash flow hedges on a quarterly basis to their fair value with a corresponding offset to accumulated Other Comprehensive Income (“OCI”). The interest rate swaps have been and are expected to remain highly effective for the life of the hedges. Effective amounts are reclassified to interest expense as the related hedged expense is incurred. Any ineffectiveness is reclassified from accumulated other comprehensive income to other income (expense). As of March 31, 2013, the Company had an insignificant amount of ineffectiveness on its cash flow hedge. As of June 30, 2012, the Company had no ineffectiveness on its cash flow hedges. Amounts related to the swaps expected to be reclassified from other comprehensive income to interest expense in the next twelve months total $4.8 million.

Additional information on the Company’s interest rate swaps are as follows:

Interest Rate Swaps	Balance Sheet Location	Fair Value (in 000s)	Location of Offsetting Balance
Cash flow hedges—$270.0 million LIBOR based debt	Accrued and other liabilities	$4,816
	Other liabilities	7,057
		$11,873	Accumulated other comprehensive income (before income taxes)

6.                                      SHARE-BASED COMPENSATION

Employee Stock Purchase Plan

The 2008 Employee Stock Purchase Plan (the “2008 ESPP”) provides that eligible employees are able to contribute up to 10% of their eligible earnings towards the quarterly purchase of the Company’s common stock. The employee’s purchase price is equal to 85% of the fair market value. During the nine months ended March 31, 2013 and 2012, employees purchased 58,531 shares and 59,907 shares of common stock for approximately $2.3 million and $1.9 million, respectively, under the 2008 ESPP.

Share-Based Award Plans

Stock option activity as of and for the nine months ended March 31, 2013 is summarized below:

		Weighted Average
	Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
	(in 000s)	(per share)	(years)	(in 000s)
Balance outstanding as of June 30, 2012	2,545	$26.40		$51,655
Granted	30	46.78
Exercised	(1,024)	23.61
Forfeited or expired	(20)	31.56
Balance outstanding as of March 31, 2013	1,531	$28.59	2.97	$35,787
Exercisable as of March 31, 2013	1,176	$25.72	2.42	$30,880

Restricted stock and RSU activity as of and for the nine months ended March 31, 2013 is summarized below:

	Restricted Stock	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value
	(in 000s)	(per share)	(in 000s)	(per share)
Balance outstanding as of June 30, 2012	568	$41.31	570	$17.69
Granted	174	46.66	82	45.65
Vested / Released	(116)	38.31	(570)	17.69
Forfeited or expired	(10)	37.28	—	—
Balance outstanding as of March 31, 2013	616	$43.46	82	$45.65

Share-Based Compensation

The following table presents share-based compensation expense and related effect of the income tax benefit included in the Company’s unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
	(in 000s)
Selling, general and administrative	$2,381	$2,655	$6,408	$7,808
Research and development costs	1,096	989	3,280	3,011
Cost of gaming equipment and systems and gaming operations	42	60	(12)	167
Share-based compensation expense before tax	3,519	3,704	9,676	10,986
Income tax benefit	1,231	1,296	3,386	3,845
Net share-based compensation expense	$2,288	$2,408	$6,290	$7,141

As of March 31, 2013, there was $4.4 million of total unrecognized compensation expense related to the unvested portion of stock options which will be recognized over the subsequent 1.48 years. In addition, as of March 31, 2013, there was $22.7 million of total unrecognized compensation expense related to the unvested portion of restricted stock and RSUs which will be recognized over the subsequent 1.89 years.

7.                                      STOCKHOLDERS’ EQUITY

Share Repurchase Plan

The Company’s Board of Directors have approved a variety of share repurchase plans under which, subject to price and market conditions, purchases of shares can be made from time to time in the open market or in privately negotiated transactions using available cash. Subsequent to March 31, 2013, the Company entered into an accelerated share repurchase agreement. See Note 11 to the unaudited condensed consolidated financial statements, Subsequent Events.

During the nine months ended March 31, 2013 and 2012, the Company repurchased 2.7 million shares and 2.3 million shares of common stock for $122.6 million and $81.6 million, respectively, under the share repurchase plan. As of March 31, 2013, $94.6 million remained available under the plan for repurchase in future periods.

8.                                      INCOME TAXES

The provision for income taxes for interim periods is based on the current estimate of the annual effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and is adjusted as necessary for quarterly events. The effective income tax rate was 31.3% and 37.2% for the three months ended March 31, 2013 and 2012, respectively, and 35.1% and 37.2% for the nine months ended March 31, 2013 and 2012, respectively. The decrease in the effective income tax rate for the three and nine months ended March 31, 2013 compared to 2012 is primarily attributable to a favorable increase in the federal manufacturing deduction and the reinstatement of the federal research and development tax credit which was retroactive to January 1, 2012.

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

As of March 31, 2013, the Company has $16.1 million related to uncertain tax positions, excluding related accrued interest and penalties, $16.0 million of which, if recognized, would impact the effective tax rate. As of March 31, 2013, the Company has $2.0 million accrued for the payment of interest and penalties.

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

In December 2004, International Game Technology (“IGT”) filed a patent infringement lawsuit against the Company in the United States District Court for the District of Nevada. The complaint asserted that the Company’s wheel-based games, its games with a reel in the top box and its iVIEW™ products infringed on patents held by IGT, and sought injunctive relief and damages in unspecified amounts. As part of the defense, the Company asserted counterclaims seeking damages and other relief against IGT, including claims that IGT’s patents were invalid, unenforceable and not infringed, as well as several claims that IGT engaged in anti-competitive conduct in violation of state and federal antitrust laws. In October 2008, the court granted the Company’s motions for summary judgment, ruling that IGT’s two “wheel” patents and a touch-screen player-tracking patent were invalid; that even if the patents were valid, the Company’s wheel-based games at issue would not infringe; and that certain of its iVIEW products do not infringe the two asserted player- tracking patents. The summary judgment determinations were upheld by the Federal Circuit Court of Appeals. Upon remand, the District Court granted summary judgment in favor of IGT on the remaining portion of the case regarding IGT’s alleged antitrust violations and in favor of Bally on IGT’s remaining claim that Bally infringed an IGT player tracking patent. The Company appealed the summary judgment on Bally’s antitrust claims against IGT, and on December 17, 2012, a divided panel of the Federal Circuit Court of Appeals affirmed. The Company’s petition for rehearing by the full court was denied on January 29, 2013.

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

As of March 31, 2013, the Company accrued aggregate liabilities of $7.0 million in other current liabilities for its contingent legal matters. While the Company intends to defend all legal matters vigorously, adverse outcomes that the Company estimates are reasonable could possibly reach approximately $12.2 million in the aggregate beyond recorded amounts.

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

The following is a summary of revenues and gross margin:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
	(in 000s)
Revenues:
Gaming Equipment and Systems
Gaming Equipment	$85,776	$79,256	$251,056	$213,839
Gaming Operations	102,045	92,508	302,201	263,702
Systems	71,326	56,776	179,380	156,423
Total revenues	$259,147	$228,540	$732,637	$633,964

Gross Margin(1):
Gaming Equipment and Systems
Gaming Equipment	$43,468	$36,578	$126,599	$94,993
Gaming Operations	72,053	67,491	211,881	190,595
Systems	52,215	40,408	134,859	115,049
Total gross margin	$167,736	$144,477	$473,339	$400,637

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

The Company has operations based primarily in the United States as well as significant sales and distribution offices based in Europe, and other foreign locations, including South America. The table below presents information as to the Company’s revenues and operating income by geographic region which is determined by country of destination:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
	(in 000s)
Revenues:
United States and Canada	$212,699	$187,108	$621,583	$516,601
International	46,448	41,432	111,054	117,363
Total revenues	$259,147	$228,540	$732,637	$633,964

Operating income:
United States and Canada	$52,353	$43,892	$165,406	$118,326
International	8,312	6,335	5,509	12,331
Total operating income	$60,665	$50,227	$170,915	$130,657

11.                                         SUBSEQUENT EVENTS

On April 19, 2013, the Company entered into an amended and restated credit agreement (collectively, the “New Credit Facility”), that provides for a $1.07 billion senior secured credit facility comprised of a $370.0 million, five-year term loan and a $700.0 million, five-year revolving credit facility. The maturity date for the New Credit Facility was extended to April 19, 2018. Loans under the New Credit Facility will bear interest at a variable rate of interest equal to either the applicable base rate or LIBOR, plus in each case an interest margin determined by the Company’s leverage ratio, with a range of base rate margins from zero basis points to 100 basis points and a range of LIBOR margins from 100 basis points to 200 basis points.

On April 24, 2013, the Company’s Board of Directors approved a new share repurchase plan under which, subject to price and market conditions, purchases of shares of common stock can be made from time to time in the open market or in private negotiated transactions using available cash, in an aggregate amount of up to $300.0 million.

On April 24, 2013, the Company entered into an accelerated share repurchase agreement with J.P. Morgan Securities LLC (“JPMorgan”) under which it paid JPMorgan $150.0 million and JPMorgan delivered 2,349,364 shares of the Company’s common stock on April 26, 2013, representing a substantial majority of the shares expected to be repurchased under the agreement. Upon final settlement of the agreement, the Company may receive additional shares or pay additional cash or shares (at its option) based on a discount to the average of the daily volume weighted average price of the Company’s common stock during the repurchase period. The agreement is subject to customary termination and adjustment provisions following the occurrence of specified events, including major corporate transactions such as announcements of mergers and acquisitions.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We begin this section with a summary of our operations as of March 31, 2013. The overview is followed by a detailed analysis of our results of operations and our financial condition and liquidity as of and for the three and nine months ended March 31, 2013 and 2012. References to “we,” “our,” “us,” or the “Company” refer to Bally Technologies, Inc. and its subsidiaries.

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

We derive our revenue from the following:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2013	% Rev	2012	% Rev	2013	% Rev	2012	% Rev
	(dollars in millions)
Gaming Equipment	$85.8	33%	$79.3	35%	$251.1	34%	$213.9	34%
Gaming Operations	102.0	39%	92.5	40%	302.2	41%	263.7	41%
Systems	71.3	28%	56.8	25%	179.3	25%	156.4	25%
	$259.1	100%	$228.6	100%	$732.6	100%	$634.0	100%

• Gaming Equipment	—	Sale of gaming devices and related equipment, parts and conversion kits;
• Gaming Operations	—	Operation of linked progressive systems, video lottery and centrally determined systems, and the rental of gaming devices and content; and
• Systems	—	Sale and support of specialized systems-based software, hardware and interactive products and related recurring maintenance revenue.

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

Gaming Equipment

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
	(dollars in millions, except ASP)
Revenues	$85.8	$79.3	$251.1	$213.9

New gaming devices	4,923	4,147	14,096	11,182
New unit Average Selling Price (“ASP”)	$16,051	$17,073	$16,476	$16,978

Gaming equipment revenues improved in the three and nine months ended March 31, 2013 due primarily to an increase in the number of new gaming devices sold as a result of our investments in key platform and hardware innovations. Our Pro Series™ cabinets with ALPHA 2 technology are state of the art for the industry with regards to ergonomics, processing power, display technology, input device, operating system, sound and serviceability. This platform allows for the development of new, more compelling games and also facilitates our game download solution for customers. Our Pro Series cabinets also feature the iDeck, a multi-touch fully programmable and downloadable button panel which offers opportunity to add more interaction to the game-play experience with mystery bonus events, virtual shooting galleries and skill-based bonus games. We have and will continue to expand the number of game-development teams producing content on our new ALPHA 2 technology.

Gaming equipment gross margins increased to 51% and 50% in the three and nine months ended March 31, 2013, respectively, when compared to 46% and 44% in the three and nine months ended March 31, 2012, respectively, primarily driven by benefits from continued cost reductions on the Pro Series line of cabinets and sales mix.

Gaming Operations

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
	(dollars in millions)
Revenues	$102.0	$92.5	$302.2	$263.7

End of period installed base:
Linked progressive systems			2,365	1,388
Rental and daily-fee games			14,953	14,824
Video lottery systems			12,059	10,989
Centrally determined systems			37,201	47,450

Revenues increased during the three and nine months ended March 31, 2013 due primarily to the significant investments we have made in our game development studios and game platform in recent years, the continued placement of premium games, including the recently released Pawn Stars™, Hot Shot Progressive™, and Cash Wizard Tiki Magic™, the continued success of Cash Connection™, the latest wide-area progressive (“WAP”) link, and the benefit from a full nine months of results from games placed in Resorts World New York City in late calendar year 2011. The release of Michael Jackson King of Pop™, GREASE™, Betty Boop’s™ Fortune Teller, and Cash Spin Jackpot™, all on our WAP link Cash Connection, drove another WAP record for revenue and units placed. In addition, we anticipate releasing a new WAP game, NASCAR®, during the fourth quarter of fiscal year 2013.

The installed base of centrally determined systems has declined as certain customers have upgraded these systems to utilize more sophisticated player tracking, bonus and marketing applications, and are now covered under systems maintenance.

Systems

	Three Months Ended March 31,				Nine Months Ended March 31,
	2013		2012		2013		2012
	(dollars in millions)
Hardware	$25.6	36%	$20.4	36%	$54.0	30%	$51.0	33%
Software and services	22.8	32%	16.8	30%	58.6	33%	50.0	32%
Maintenance	22.9	32%	19.6	34%	66.7	37%	55.4	35%
	$71.3	100%	$56.8	100%	$179.3	100%	$156.4	100%

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

The combination of iVIEW DM and Elite Bonusing Suite and other features such as Universal Card across multiple properties are becoming increasingly compelling return-on-investment propositions with multiple customer instances of demonstrable value generated from such implementations. During the nine months ended March 31, 2013, one large casino customer in Las Vegas, Nevada successfully launched NASCAR® Virtual Racing™ across the casino floor on both iVIEW and iVIEW DM. We have had several large installations during the current fiscal year and are also making good progress with international systems installations including Canada, South Africa, and New Zealand.

We have continued to invest in the basics of enterprise software development, delivery, customer support and services discipline, on improving core products, providing quality upgrade options for our customers, and increasing customer satisfaction levels through better service and support.

Operating Expenses

	Three Months Ended March 31,				Nine Months Ended March 31,
	2013	% of Revenue	2012	% of Revenue	2013	% of Revenue	2012	% of Revenue
	(dollars in millions)
Selling, general and administrative	$72.2	28%	$63.8	28%	$204.6	28%	$182.3	29%

Research and development costs	$29.1	11%	$24.8	11%	$80.8	11%	$70.6	11%

The increase in SG&A expenses in the three and nine months ended March 31, 2013 was due primarily to increases in payroll and related expenses. Payroll and related expenses increased due primarily to an increase in headcount in the comparative periods.

The increase in R&D costs in both periods was attributable to our continued focus on our technology assets. R&D was consistent at 11% of total revenues in each period.

Liquidity

Total cash and cash equivalents increased $16.6 million in the nine months ended March 31, 2013, when compared to a decrease of $30.7 million in the same period last year. Net cash provided by operating activities was $139.5 million and $75.2 million for the nine months ended March 31, 2013 and 2012, respectively. Cash provided by operating activities in the current period was positively impacted by improvements in net income and decreases in accounts receivable and inventory, which were offset by an increase in prepaid and refundable income tax and an increase in the excess tax benefit of stock option exercises, when compared to the same period last year.

During the nine months ended March 31, 2013, we made payments of $65.0 million and $11.3 million on our revolving credit facility and term loan facility, respectively, made capital expenditures of $11.0 million, and repurchased $131.7 million of our common stock. These cash outlays were partially offset by proceeds of $55.0 million from borrowings under our credit facility, and proceeds of $26.5 million from the exercise of employee stock options and purchases of common stock under our 2008 Employee Stock Purchase Plan (the “2008 ESPP”).

Results of Operations

The summary financial results and operating statistics are as follows:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2013	%	2012	%	2013	%	2012	%
	(dollars in millions)
Revenues:
Gaming Equipment	$85.8	33%	$79.3	35%	$251.1	34%	$213.9	34%
Gaming Operations	102.0	39%	92.5	40%	302.2	41%	263.7	41%
Systems	71.3	28%	56.8	25%	179.3	25%	156.4	25%
Total revenues	$259.1	100%	$228.6	100%	$732.6	100%	$634.0	100%

Gross Margin:
Gaming Equipment(1)	$43.5	51%	$36.6	46%	$126.6	50%	$95.0	44%
Gaming Operations	72.0	71%	67.5	73%	211.8	70%	190.6	72%
Systems(1)	52.2	73%	40.4	71%	134.9	75%	115.0	74%
Total gross margin	$167.7	65%	$144.5	63%	$473.3	65%	$400.6	63%

Selling, general and administrative	$72.2	28%	$63.8	28%	$204.6	28%	$182.3	29%
Research and development costs	29.1	11%	24.8	11%	80.8	11%	70.6	11%
Depreciation and amortization	5.7	3%	5.7	2%	17.0	3%	17.1	3%
Operating income	$60.7	23%	$50.2	22%	$170.9	23%	$130.6	21%

(1)                            Gross Margin from Gaming Equipment and Systems excludes amortization related to certain intangibles, including core technology and license rights, which are included in depreciation and amortization.

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Total revenues increased $30.5 million to $259.1 million, or 13%, in the three months ended March 31, 2013, when compared to the same period last year, as a result of the following:

Gaming Equipment Revenue. Gaming Equipment revenue increased by $6.5 million, or 8%, to approximately $85.8 million primarily as a result of:

•                  a 19% increase in new gaming device sales to 4,923 units in the three months ended March 31, 2013, when compared to 4,147 units in the same period last year, driven by higher domestic replacement sales, including the shipment of 788 Canadian VLTs, as well as by the shipment of 656 units into the Illinois Video Gaming Terminal (“VGT”) market; offset by

•                  a 6% decrease in ASP to $16,051 in the three months ended March 31, 2013, when compared to $17,073 in the same period last year, due primarily to a higher mix of lower-ASP VLT and VGT units sold in the current quarter and lower-ASP units sold in certain international markets.

Gaming Equipment Gross Margin. Gaming Equipment gross margin increased to 51% in the three months ended March 31, 2013 from 46%, in the same period last year, due primarily to continued cost reductions on the Pro Series line of cabinets and sales mix.

Gaming Operations Revenue. Gaming Operations revenue increased $9.5 million, or 10%, to approximately $102.0 million in the three months ended March 31, 2013, when compared to the same period last year, primarily as a result of:

•                  an increase in participation and rental revenue due to an increase in our end of period installed base of games, the continuing placements of higher yield premium products, and newer and more popular game titles; and

•                  an increase in linked progressive revenue driven by growth in the installed base of games due primarily to the introduction of our WAP link Cash Connection in late fiscal year 2012.

Gaming Operations Gross Margin. Gaming Operations gross margin decreased to 71% in the three months ended March 31, 2013 from 73% in the same period last year, due primarily to higher jackpot expense.

Systems Revenue. Systems revenue increased $14.5 million, or 26%, to approximately $71.3 million in the three months ended March 31, 2013, when compared to the same period last year. The increase in revenue was comprised of a $3.3 million, or 17%, increase in maintenance revenue due to the increased install base of customers on our systems, a $5.2 million, or 25%, increase in hardware revenue, and a $6.0 million, or 36%, increase in software and services revenue during the same period.

Systems Gross Margin. Systems gross margin increased to 73% in the three months ended March 31, 2013 from 71%, in the same period last year, primarily as a result of a change in the mix of products sold in the comparative periods including an increase in maintenance revenue and software and services revenue which involve minimal variable costs.

Selling, General and Administrative Expenses. SG&A expenses increased $8.4 million, or 13%, in the three months ended March 31, 2013, when compared to the same period last year, due primarily to increases in payroll and related expenses. Payroll and related expenses increased due primarily to an increase in headcount in the comparative periods primarily as a result of our expansion into international markets.

Research and Development Costs. R&D costs increased $4.3 million, or 17%, in the three months ended March 31, 2013, when compared to the same period last year, due primarily to increased product development efforts requiring an increase in employees. R&D was consistent at 11% of total revenues in both periods.

Depreciation and Amortization Expense. Depreciation and amortization expense was consistent at $5.7 million in each period.

Nine Months Ended March 31, 2013 Compared to Nine Months Ended March 31, 2012

Total revenues increased $98.6 million to $732.6 million, or 16%, in the nine months ended March 31, 2013, when compared to the same period last year, as a result of the following:

Gaming Equipment Revenue. Gaming Equipment revenue increased by $37.2 million, or 17%, to approximately $251.1 million primarily as a result of:

•                  a 26% increase in new gaming device sales to 14,096 units in the nine months ended March 31, 2013, when compared to 11,182 units in the same period last year, driven by higher domestic replacement sales, including Canadian VLT shipments, as well as by the shipments into the Illinois VGT market; offset by

•                  a 3% decrease in ASP to $16,476 in the nine months ended March 31, 2013, when compared to $16,978 in the same period last year, due primarily to a higher mix of lower-ASP VLT and VGT units sold.

Gaming Equipment Gross Margin. Gaming Equipment gross margin increased to 50% in the nine months ended March 31, 2013 from 44%, in the same period last year, due primarily to continued cost reductions on certain models of the Pro Series line of cabinets and sales mix.

Gaming Operations Revenue. Gaming Operations revenue increased $38.5 million, or 15%, to approximately $302.2 million in the nine months ended March 31, 2013, when compared to the same period last year, primarily as a result of:

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

Gaming Operations Gross Margin. Gaming Operations gross margin decreased to 70% in the nine months ended March 31, 2013 from 72% in the same period last year, due primarily to higher jackpot expense.

Systems Revenue. Systems revenue increased $22.9 million, or 15%, to approximately $179.3 million in the nine months ended March 31, 2013, when compared to the same period last year, which was comprised primarily of an $11.3 million, or 20%, increase in maintenance revenue due to the increased install base of customers on our systems, a $3.0 million, or 6%, increase in hardware revenue, and a $8.6 million, or 17%, increase in software and services revenue during the same period.

Systems Gross Margin. Systems gross margin increased to 75% in the nine months ended March 31, 2013 from 74%, in the same period last year, primarily as a result of a change in the mix of products sold in the comparative periods including an increase in maintenance revenue and software and services revenue which involve minimal variable costs.

Selling, General and Administrative Expenses. SG&A expenses increased $22.3 million, or 12%, in the nine months ended March 31, 2013, when compared to the same period last year, due primarily to increases in payroll and related expenses. Payroll and related expenses increased due primarily to an increase in headcount in the comparative periods primarily as a result of our expansion into international markets, and certain compensation related to executive transitions.

Research and Development Costs. R&D costs increased $10.2 million, or 14%, in the nine months ended March 31, 2013, when compared to the same period last year, due primarily to increased product development efforts requiring an increase in employees. R&D was consistent at 11% of total revenues in both periods.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased slightly by $0.1 million, or 1%, in the nine months ended March 31, 2013, when compared to the same period last year.

Other Income (Expense), Income Tax Expense and Net Income (Loss) Attributable to Noncontrolling Interests

Other income (expense), income tax expense and net loss (income) attributable to noncontrolling interests was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
	(in millions)
Other income (expense):
Interest income	$1.2	$1.2	$3.7	$3.7
Interest expense	(4.4)	(4.1)	(13.5)	(13.2)
Other, net	(1.5)	0.3	(3.3)	(2.3)
Total other expense	$(4.7)	$(2.6)	$(13.1)	$(11.8)
Income tax expense	(17.5)	(17.7)	(55.3)	(44.3)
Net income (loss) attributable to noncontrolling interests	—	(0.1)	(1.7)	—

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Other Income (Expense). Total other expense increased $2.1 million in the three months ended March 31, 2013, when compared to the same period last year, due primarily to foreign currency translations. In the three months ended March 31, 2013, losses on foreign currency translation were $1.6 million, when compared to gains on foreign currency translations of $0.2 million in the same period last year. Interest expense increased by $0.3 million in three months ended March 31, 2013, when compared to the same period last year.

Income Tax Expense. Income tax expense decreased by $0.2 million during the three months ended March 31, 2013, when compared to the same period last year. The effective income tax rate for the three months ended March 31, 2013 and 2012 was 31.3% and 37.2%, respectively. The decrease in the effective income tax rate for the three months ended March 31, 2013, when compared to the same period last year, is primarily attributable to a favorable increase in the federal manufacturing deduction and the reinstatement of the federal research and development tax credit which was retroactive to January 1, 2012.

Nine Months Ended March 31, 2013 Compared to Nine Months Ended March 31, 2012

Other Income (Expense). Total other expense increased $1.3 million in the nine months ended March 31, 2013, when compared to the same period last year, due primarily to foreign currency translations. In the nine months ended March 31, 2013, losses on foreign currency translation were $3.5 million, when compared to $2.7 million in the same period last year. Interest expense increased by $0.3 million in the nine months ended March 31, 2013, when compared to the same period last year.

Income Tax Expense. Income tax expense increased $11.0 million during the nine months ended March 31, 2013, when compared to the same period last year, due primarily to the increase in net income during the same period. The effective income tax rate for the nine months ended March 31, 2013 and 2012 was 35.1% and 37.2%, respectively. The decrease in the effective income tax rate for the nine months ended March 31, 2013, when compared to the same period last year, is primarily attributable to a favorable increase in the federal manufacturing deduction and the reinstatement of the federal research and development tax credit which was retroactive to January 1, 2012.

Net loss (income) attributable to noncontrolling interests. Net loss attributable to noncontrolling interests increased $1.7 million in the nine months ended March 31, 2013, when compared to the same period last year, due to higher jackpot expense.

Financial Condition and Liquidity

Working Capital

	March 31,	June 30,	Increase (decrease)
	2013	2012	Amount	%
	(in 000s)
Cash and cash equivalents	$49,291	$32,673	$16,618	51%

Total long-term debt, including current maturities	$490,247	$511,466	$(21,219)	(4)%

Total current assets	$497,613	$480,459	$17,154	4%
Total current liabilities	216,880	214,037	2,843	1%
Net working capital	$280,733	$266,422	$14,311	5%

Pursuant to various state gaming regulations, certain cash accounts are maintained to ensure availability of funds to pay WAP jackpot awards in installments rather than in one lump-sum. At March 31, 2013 and June 30, 2012, these accounts had an aggregate value of approximately $14.5 million and $13.6 million, respectively, which are classified as restricted cash in our unaudited condensed consolidated balance sheets. In addition, we purchase U.S. Treasury Strip Securities for the benefit of jackpot winners who elect to receive winnings in annual or weekly installment payments. These securities are included in restricted long-term investments in the accompanying unaudited condensed consolidated balance sheets, and totaled $11.3 million and $12.2 million as of March 31, 2013 and June 30, 2012, respectively.

On March 31, 2013 and June 30, 2012, the amount of cash and investments held by foreign subsidiaries was $26.0 million and $22.6 million, respectively. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds.

Our net working capital increased by $14.3 million in the nine months ended March 31, 2013, when compared to June 30, 2012, and was primarily affected by a $16.6 million increase in cash and cash equivalents during the same period. Decreases in inventory and current accounts and notes receivable were primarily offset by increases in prepaid and refundable income tax, and decreases in accounts payable and income tax payable were primarily offset by increases in current deferred revenue and accrued and other liabilities during the same period.

Total current and long-term accounts and notes receivable decreased by $15.7 million during the nine months ended March 31, 2013, when compared to June 30, 2012, due primarily to a customer contract election during the second quarter of fiscal year 2013. As of March 31, 2013, our DSO’s decreased to 106 days from 113 days at June 30, 2012 due to an increase in collections.

On April 15, 2011, we entered into an amended and restated credit agreement, that provides for a $700 million senior secured credit facility comprised of a $300 million, five-year term loan and a $400 million, five-year revolving credit facility, including a $50 million sublimit for the issuance of standby letters of credit, a $10 million sublimit for swingline loans and a $150 million sublimit for multicurrency borrowings approved under the credit facility. See Note 5 to the unaudited condensed consolidated financial statements, Long-Term Debt. See also Note 11 to the unaudited condensed consolidated financial statements, Subsequent Events, regarding our amendment and restatement of the credit facility to provide for a $1.07 billion senior secured credit facility comprised of a $370.0 million, five-year term loan and a $700.0 million, five-year revolving credit facility.

As of March 31, 2013 and June 30, 2012, there was approximately $180.0 million and $170.0 million, respectively, of undrawn availability under the revolving credit facility. Availability under the revolving credit facility is reduced to the extent of outstanding letters of credit.

Management believes that cash flows from current operating activities will provide us with sufficient capital resources and liquidity to operate our business for at least the next 12 months.

At March 31, 2013, we had no material commitments for capital expenditures.

Cash Flow Summary

Our primary sources of liquidity include existing cash and cash equivalents, cash flows from all operating activities and the availability of funds under our revolving credit facility.

We utilize our cash to acquire materials for the manufacture of goods for resale, to pay payroll, interest, taxes and SG&A expenses and to fund R&D activities.

Cash flows provided by operating activities were $139.5 million in the nine months ended March 31, 2013 as compared to $75.2 million in the same period last year, a $64.3 million increase. In the comparable periods, cash flows from operating activities for the nine months ended March 31, 2013 were positively impacted by improvements in net income and decreases in accounts receivable and inventory, which were offset by an increase in prepaid and refundable income tax and an increase in the excess tax benefit of stock option exercises, when compared to the same period last year.

Cash utilized for investing activities is primarily for capital expenditures related to office and gaming equipment and improvements in leaseholds, financing arrangements with customers, acquisitions, and investments in technology and other long-term assets. During the nine months ended March 31, 2013 and 2012, we made capital expenditures of $11.0 million and $6.9 million, respectively. In addition, we made payments of $6.0 million related to acquisitions in the nine months ended March 31, 2012.

Cash utilized for financing activities is primarily for the payment of principal on our debt and the repurchase of shares of our common stock. During the nine months ended March 31, 2013, we made payments of $76.3 million on our credit facility and repurchased $131.7 million of our common stock. During the nine months ended March 31, 2012, we made payments of $41.3 million on our credit facility and repurchased $75.0 million of our common stock.

Cash provided by financing activities is primarily from proceeds from the exercise of stock options and purchases of stock under our 2008 ESPP, borrowings under our revolving credit facility, and excess tax benefits of stock option exercises. During the nine months ended March 31, 2013, we borrowed $55.0 million under our revolving credit facility. In addition, during the nine months ended March 31, 2013, employees purchased common stock through the exercise of stock options or the participation in the 2008 ESPP for $26.5 million. During the nine months ended March 31, 2012, employees purchased common stock through the exercise of stock options or the participation in the 2008 ESPP for $18.9 million. In addition, we borrowed $10.0 million under our revolving credit facility during the nine months ended March 31, 2012.

Critical Accounting Policies

A description of our critical accounting policies can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2012 Form 10-K. There were no material changes to those policies during the nine months ended March 31, 2013.

Other Recently Issued Accounting Pronouncements

For a description of other recently issued accounting pronouncements, see Note 1 to the unaudited condensed consolidated financial statements, Description of Business and Summary of Significant Accounting Policies.

ITEM 3.                                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of March 31, 2013, we had total debt outstanding of approximately $490.2 million which consisted primarily of a $270.0 million term loan and $220.0 million of borrowing under our revolving credit facility. During the nine months ended March 31, 2013, the interest rate for the credit facility was subject to a leveraged based pricing grid.

We have minimized our exposure to market interest rate risk because the variable interest rate on the term loan was effectively converted to a fixed rate as a result of the floating-to-fixed interest rate swaps entered into in December 2008 and June 2011, respectively, and discussed in Note 5 to the unaudited condensed consolidated financial statements, Long-Term Debt. As of March 31, 2013, the interest rate on the revolving credit facility was 1.70% and the interest rate on our term loan was approximately 3.59%, after giving effect to our interest rate swaps. We estimate a hypothetical decline of 100 bps in applicable interest rates would have an immaterial impact on our business because we manage this exposure with derivative financial instruments.

Foreign Currency Exchange Rate Risk

Certain of our foreign subsidiaries use their local currency as their functional currency and are exposed to risks resulting from fluctuations in foreign currency exchange rates. During the three months ended March 31, 2013 and 2012, we recognized a foreign currency exchange rate loss of approximately $1.6 million and a foreign currency exchange rate gain of approximately $0.2 million, respectively. During the nine months ended March 31, 2013 and 2012, we recognized foreign currency exchange rate losses of approximately $3.5 million and $2.7 million, respectively. We estimate that a hypothetical 10% strengthening (or weakening) of the U.S. dollar for fiscal 2013 would have an immaterial impact on our business.

In addition, the net assets of these subsidiaries are exposed to foreign currency translation gains and losses which are included as a component of accumulated other comprehensive income in stockholders’ equity in our unaudited condensed consolidated balance sheets. Such translation resulted in unrealized gains of $0.4 million as of March 31, 2013.

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

Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.

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

Changes in Internal Control Over Financial Reporting during the Quarter Ended March 31, 2013

Although we update our internal controls as necessary to accommodate any modifications to our business processes and accounting procedures as part of our normal operations, there were no changes in our internal control over financial reporting that occurred in the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 24, 2012, the Company’s Board of Directors approved a new $150.0 million share-repurchase program, which replaced the Company’s prior repurchase program under which there remained $23,236,159 in unused capacity at such time. See Note 11 to the unaudited condensed consolidated financial statements, Subsequent Events, regarding the Company’s Board of Directors approval of a new $300.0 million share-repurchase program, which replaced the repurchase program described above.

Our quarterly share repurchases under this program approved on October 24, 2012, excluding treasury shares acquired in non-cash transactions related to forfeited stock awards and shares exchanged for options exercised, were as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
				$125,910,240
January 1 - January 31, 2013	—	$—	—	$125,910,240
February 1 - February 28, 2013	577,772	$48.95	577,772	$97,628,083
March 1 - March 31, 2013	63,361	$47.36	63,361	$94,627,072
Total	641,133	$48.79	641,133

ITEM 6.                                          EXHIBITS

Exhibits	Description

10.1	Master Confirmation—Uncollared Accelerated Share Repurchase dated April 24, 2013 by and between J.P. Morgan Securities LLC and Bally Technologies, Inc.
31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BALLY TECHNOLOGIES, INC.		Date: May 6, 2013

By	/s/Ramesh Srinivasan
Ramesh Srinivasan
Chief Executive Officer
(Principal Executive Officer)

By	/s/Neil P. Davidson
Neil P. Davidson
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)