Form 10-K
period 2013-06-30
BALLY TECHNOLOGIES, INC.
filed 2013-08-28
CIK 2491

Use these links to rapidly review the document

BALLY TECHNOLOGIES, INC. INDEX TO FINANCIAL INFORMATION

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

The aggregate market value of the common stock, $0.10 par value, held by non-affiliates of the registrant, computed based on the closing sale price as of December 31, 2012 of $44.71 per share as reported by the New York Stock Exchange, was approximately $1,799,000,000.

According to the records of the registrant's registrar and transfer agent, the number of shares of the registrant's common stock outstanding as of August 20, 2013 was 38,890,000, which does not include 26,474,000 shares held in treasury.

Documents Incorporated by Reference:    Portions of the registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant's fiscal year ended June 30, 2013, are incorporated by reference in Part III of this Annual Report on Form 10-K.

BALLY TECHNOLOGIES, INC.
FORM 10-K
Year Ended June 30, 2013

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

PART I

ITEM 1.    BUSINESS

General

Bally Technologies, Inc. is a diversified global gaming company that designs, manufactures, operates, and distributes advanced technology-based gaming devices, systems, server-based solutions, custom mobile applications, and interactive applications. Our innovations and technology solutions allow our customers to more effectively manage their operations using our wide range of marketing, data management and analysis, accounting, player tracking, security, and other software applications and tools. We also provide hardware, including spinning-reel and video gaming devices, specialty gaming devices, and wide-area progressive ("WAP") systems. We support customers that include traditional land-based, riverboat, and Native American casinos, video lottery and central determination markets.

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

Company and Product Overview

We derive our revenue from the following:

	Year Ended June 30,
	2013		2012		2011
	(dollars in millions)
Gaming Equipment	$339.8	34%	$310.7	35%	$246.6	33%
Gaming Operations	405.0	41%	357.4	41%	318.6	42%
Systems	252.2	25%	211.7	24%	193.0	25%

	$997.0	100%	$879.8	100%	$758.2	100%

• Gaming Equipment	—	Sale of gaming devices and related equipment, parts and conversion kits;
• Gaming Operations	—	Operation of linked progressive systems, video lottery and centrally determined systems, and the rental of gaming devices and content; and
• Systems	—	Sale and support of specialized systems-based software, hardware and interactive products and related recurring maintenance revenue.

Our gaming equipment, gaming operations, and systems product lines have increasingly converged with the proliferation of high-speed networks. Key innovation drivers in our industry are Ethernet-based gaming floors, downloadable and server-based games and applications, and open protocols and common industry standards in game and system development, such as Gaming Standard Association ("GSA") protocols. Players benefit from these advances by gaining more exciting experiences, better communication from casino owners, and superior customer service from gaming operators. Our customers benefit through operational efficiencies that can increase their profits and streamline their operations as well as new ways to drive excitement and play on the casino floor through the ability to do systems-based floor-wide promotions and slot tournaments.

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

We focus on the convergence of games and systems in five key ways:

  •
  Backward compatibility.  The majority of our latest systems, as well as and network-and server-based solutions, are designed to work on most existing gaming devices.

  •
  Pro Series™ cabinets with ALPHA 2™ technology.  Our newest cabinets feature a library of game content, a support network, and server-based applications.

  •
  iVIEW™ and iVIEW Display Manager ("DM")™.  In-game picture-in-picture style technology supports an array of network and server-based applications designed to add excitement and interactivity on the gaming floor.

  •
  Elite Bonusing Suite™.  A library of systems-based bonusing applications for use on the iVIEW and iVIEW DM in-game player-user-interface, offers similar game content and some of the same play mechanics utilized by our gaming-device content, but for floor-wide, secondary bonusing events.

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

Pro Series Cabinets

We introduced the Pro Series cabinets, our latest generation design, in June 2010. Prior to the introduction of the Pro Series we marketed our cabinets under our ALPHA Elite™ brand. The Pro Series is currently available in upright, slant, spinning-reel, Curve, V32, V22/32, V22/42, and the soon to be released Pro Wave with a unique 40-inch curved touchscreen monitor. They come with groundbreaking features such as the touch-screen, iDeck™, which replaces a standard button deck; custom, four-speaker high-definition ("HD") surround-sound stereo, designed to cut through noisy casino environments and target sound to the player; exterior lighting and a super candle light crowning the game, both synchronized to game play; a shared single entry for currency, tickets, and cash-outs; a 15-inch Pro Series digital topper with game-synchronized LCD video display; and vertically opening doors that make it easier to service games without interrupting adjacent games. We can configure the top-box in Pro Series cabinets in a variety of ways including with upright wheel, as a hammerhead with an oversized 32-inch cinematic display, using the commanding digital ladder 32-inch HD video display, and the soon to be released 42-inch vertical display.

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

The ALPHA 2 platform incorporated all the attributes of ALPHA, which featured a layered architecture and modular design, allowing for adaptability and simplified requirement changes, while adding significantly faster and richer features, such as an INTEL® Core™ 2 processor; four gigabytes of dual-channel memory; Realtek™ HD audio; and leading video technology. This powerful platform enables dramatic new levels of interactivity, visual quality, and performance. The result is a more compelling gaming experience for players, including three-dimensional ("3D") graphics and animations. ALPHA 2 supports both existing and new game content, as well as network and server-based applications. It is operable with the Bally Command Center, discussed in detail below, which enables downloadable access to our game content via a central server. While transitioning to ALPHA 2 as our standard game platform for the majority of our game cabinets, we will continue to support the ALPHA platform.

Game Development and Game Content

We have decades of experience developing entertainment content for gaming operators, video lottery, and central-determination markets around the globe. Our game content features original themes, licensed themes using well-known brands, and adaptations of well-known Bally brands such as Cash Spin™, Hot Shot®, Quick Hit™, and Blazing 7s™ that can be found on most casino floors in North America and in many international markets. We have deployed our game content across wide-area progressive, local-area, and near-area progressive slots, spinning-reel and video gaming devices, specialty gaming devices, and multi-suite games. Our game-development teams cover the globe, with centers in Arizona, California, Nevada, Australia, and India. This diversification enables us to meet the demands of the markets in which we do business and develop market-specific game content.

The software development process for new game content, including graphics development, is continuous and requires a significant commitment of human resources. Creativity in software development is a key element in the market success and player appeal of our game content and gaming devices. Innovations in our development process and game design are generated internally and with the support of customers, and third parties, many of whom have entered into strategic relationships with us. Additionally, we have partnered with several internationally known brands, such as NASCAR, Pawn Stars, Michael Jackson, GREASE, Betty Boop, and the Playboy franchise.

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

Our game developers are also focused on developing highly interactive content for the iDeck touch-screen button deck, making it another interactive channel and display on the gaming device. The iDeck content is often synchronized with game play, adding even more entertainment and interaction to the player experience.

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

From time to time, we also sell used gaming devices, including products made by us as well as those produced by our competitors. Generally, we acquire used devices as trade-ins toward the purchase of new gaming devices. While there is a small secondary market for used devices in the U.S., they are typically resold in international markets where new device purchases may be too costly. Where appropriate, we incur costs to recondition used devices for resale or we may elect to destroy and recycle materials whenever possible.

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

Linked Progressive Systems

We offer our customers gaming devices featuring a common jackpot or prize award that can be linked (within a casino, in a local-area network, or among multiple casinos within a market or jurisdiction) in a wide-area network. We typically offer progressive gaming devices to customers under a daily-fee arrangement based on a percentage of the money wagered on the participating gaming devices. In many cases, we use a portion of these revenues to fund the ultimate payment of the jackpot awards. We market our linked progressive systems under titles such as 1,000,000 Degrees™, Golden Pharaoh™, Betty Boop's Love Meter™, Money Vault™, Instant Fortune™, Ultimate Tower of Power™, and Quarter Million$s Tower of Power™. In fiscal year 2012, we introduced our new Cash Connection™ WAP and continue to add identifiable brands as well as in-house brands to the Cash Connection WAP, inclusive of Michael Jackson King of Pop™, NASCAR®, Betty Boop's Fortune Teller™, GREASE™, Hot Shot Progressive Dual Wheel™ and Cash Spin Jackpot™. As of June 30, 2013, we had a total of 2,463 linked progressive systems.

Rental and Daily-Fee Games

We offer a variety of non-linked games and content on a rental basis for either a fixed daily fee or a fee based on the percentage of the net win generated by the gaming device. Many of the games we market and offer under WAP are also made available on a flat-fee near-area progressives ("NAP") included in this category. This category includes both gaming devices in which we retain ownership and charge a daily fee for the use of the gaming device, and gaming devices our customers purchase which are classified as game sales revenue. Gaming devices in which we retain ownership and charge a daily fee include rental and maintenance of the gaming device and licensing of the game content. For gaming devices our customers purchase, we provide the game content under a usage-fee arrangement that results in a lower daily-fee than leasing the entire gaming device. We market our rental and daily-fee games under titles including Money Talks™, Money Wheel™, Vegas Hits Roadtrip™, Cash Spin, Hot Spin™, Vegas Hits™, Cash Wizard™, Cash Wizard Tiki Magic, Ultimate Tower of Power, Hot Shot Progressive Cash Wheel™, Fireball™, 77777 Jackpot™, Reel Money™, Hot Shot Progressive®, Quick Hit Platinum™, Reel Winners™, Hee Haw®, and Monte Carlo™, among others. As of June 30, 2013, we had a total installed base of rental and daily fee games of 14,855 units.

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

Through a competitive bidding process, we, and prior to our acquisition thereof in March 2004, Sierra Design Group ("SDG"), were each awarded approximately 25 percent of the initial New York State Lottery ("NYSL") terminals to be installed at horseracing facilities throughout the state. As of June 30, 2013, we earned recurring revenue from our installed base of 8,908 video lottery devices and 646 electronic table games operated by NYSL. We also earn recurring revenues from 1,236 video lottery devices deployed at horseracing and other gaming facilities under agreements with the Delaware State Lottery Commission, 1,175 video lottery devices and 81 electronic table games deployed at Maryland State Lottery Commission locations, and 527 video lottery devices located in Italy.

Centrally Determined Systems

We offer video and spinning-reel devices that connect to a central server, which determines the outcome of the games. These systems primarily operate in Native American casinos in Washington, Oklahoma, and Florida, as well as Mexico. In some of these jurisdictions, our customers purchase our gaming devices and we classify the purchases as game sales revenues. In other jurisdictions, our customers rent the gaming device and we classify the rental payments as gaming operations revenues. In each case, for the use of our central determination software, we receive either a fixed daily fee or a percentage of the net win generated by the devices connected to the system. As of June 30, 2013, the total installed base of gaming devices connected to our centrally determined systems totaled 35,284. The installed base of centrally determined systems has declined over the past two fiscal years as certain customers have upgraded these systems to utilize more sophisticated player tracking, bonus and marketing applications, and are now covered under systems maintenance.

In December 2005, we began selling centrally determined gaming devices in Mexico. In that market, we sell gaming devices for an upfront fee, and classify the purchases as game sales revenues. We also derive a daily fee equal to a percentage of the net win for providing a system network, gaming content, and monitoring, maintenance and consulting. As of June 30, 2013, 8,829 of the total installed base of gaming devices connected to our centrally determined systems were deployed in Mexico. Included in the total installed base of centrally determined games in Mexico are 5,510 iVIEW in-game player-communication units installed in non-Bally games, in which we charge a system connection fee. The total installed base of centrally determined games noted above includes the iVIEW units in Mexico.

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

Our systems have evolved in recent years as we have taken significant steps to improve our casino management systems offerings, releasing a powerful new platform re-engineered to game-changing technology levels. This new core system platform provides gaming operators with easy-to-use graphical interfaces; vertical and horizontal scalability; state-of-the-art distributed architectures; and support for multiple languages and currencies.

Today, there are more than 350 casinos that have installed Version 11 and Version 12 of our new core system platform. The improvements in our core systems platforms resulted in a reliable and scalable foundation of slot, casino and table management systems. This solid, world-class core infrastructure and a unified strategic product roadmap have enabled us to implement new and innovative solutions for marketing, bonusing, and server-based gaming. We offer several innovative products on our new system platform including new bonusing applications within our Elite Bonusing Suite; predictive analytics within our Bally Business Intelligence™; and intelligent way-finding within Bally CoolSign®.

Over the past several years, gaming content and systems applications have merged into a single gaming-floor network architecture. In response, the functionality of our systems has evolved from basic automation of manual activities to highly integrated applications. Using our systems, gaming operators gain useful features such as active, real-time monitoring tools for gaming devices, tools to collect and manage customer data, security to protect against theft and data loss, the ability to track and reward players, and marketing programs to enhance the gaming experience.

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

We believe we are the only provider in the industry that offers such a wide selection of technology platform options to its customers. There are more than 450,000 gaming connections to our Systems at more than 650 locations around the world.

Our Systems business comprises three key facets:

  •
  Hardware, including our iVIEW and iVIEW Display Manager (DM) player-user-interface devices and specialized system-based products. Over the last two fiscal years, hardware sales have accounted for approximately 30 percent of Systems revenue;

  •
  Software and services, including licenses of our core systems and suite of player tracking, bonusing, and marketing applications and customized system solutions. Over the last two fiscal years, sales of software and services accounted for approximately 34 percent of Systems revenue;

  •
  Maintenance, providing access to future enhancements or upgrades to the system software for a fee based on a percent of the license fee. Over the last two fiscal years, ongoing maintenance fees accounted for approximately 36 percent of Systems revenue.

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

Bally CoolSign Media Management Solution

We believe Bally CoolSign is the gaming industry's leading gaming-centric media-management tool that enables gaming promotions and/or gaming information, triggered through any of our products, to be displayed onto any digital display in the casino resort or the casino enterprise. Through digital signage that integrates with lighting and sound systems, CoolSign adds excitement to the casino floor and across the casino resort, even extending to compatible outdoor displays.

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

Using a combination of our iVIEW DM picture-in-picture player-user-interface and the Elite Bonusing Suite innovations, casino are creating exciting tournaments and special promotional events on demand to enhance the player experience and to build player loyalty. Casinos are enhancing the player experience using community floor-wide events through the Elite Bonusing Suite's Virtual Racing application to promote excitement and participation across the casino floor. Using the DM Tournaments' application, casinos are staging their tournaments as group or individual start events, and converting their games to regular-play mode in a matter of minutes. This flexibility allows operators to identify what machines will be placed in tournament mode and instead of physically having tournament machines on standby, any bank of machines or any individual machine on the gaming floor can become a tournament game almost instantaneously.

This backward-compatible player-centric bonusing technology supports multiple manufacturers' games with a touch-screen display. As a result, all players across properties can now have the same game experience no matter which manufacturer's machine they are playing. Beginning in fiscal year 2012, we partnered with casino operators hosting several Elite Bonusing Suite floor-wide player engagement and bonusing events. Each of these events not only increased return-on-investment and property exposure, but they also generated large crowds of players and helped to build and attain player loyalty without interrupting game play.

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

Online

Our online solutions are designed to enable casino operators the ability to offer players a complete online gaming experience through our iGaming Platform and Remote Gaming Server—whether it be play-for-free or wager-based gaming products on computers or mobile devices. Our open, cloud-based iGaming Platform enables operators to choose "best-in-class" poker, slot, table, and other gaming content from various providers. This content is delivered via our Remote Gaming Server, allowing access to the entire library of games and one-time integration. Our Remote Gaming Server in Europe is currently operating on 8 portals and 16 sites. We were the first in the United States to be awarded an online gaming license in the State of Nevada in June 2012 and have also received numerous online gaming licenses in other domestic and foreign jurisdictions.

Mobile

We offer or have created mobile apps and mobile websites for dozens of casinos around the world. Our apps are designed as casino "concierge" apps, providing operators the opportunity to attract new players, enhance their patrons' casino resort visit, and sell more to them via their phones or mobile tablets. Apps can include popular casino games, player's club sign-up and account information, hyper-targeted offers, show previews, room and restaurant bookings, feedback surveys, menus, interactive maps, and many other features. Utilizing our cloud-based mobile technology platform, casinos can manage their entire portfolio of mobile websites and native apps for iPhone®, iPad®, Android™ phone, Android™ tablet, BlackBerry®, and other devices from a single content management system.

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

Our R&D is far-reaching in scope, with major centers in Las Vegas and Reno, Nevada, and Bangalore and Chennai, India; and smaller centers in Nice, France and throughout North America. Various business groups across the globe execute our R&D initiatives, and we believe this decentralized approach enables us to more easily recruit and retain top talent to develop games and systems specific to each market. We centrally manage key cross-business group product initiatives to prioritize and align our R&D activities across these teams. In addition, we may augment our R&D initiatives through third-party development agreements with outside companies, or by entering into agreements with companies that have similar areas of focus.

Our total expenditures for R&D were $111.1 million, $96.2 million, and $88.1 million during the years ended June 30, 2013, 2012 and 2011, respectively, and has remained relatively consistent as a percentage of revenues during such periods. Our R&D expenditures over this three-year period reflect our corporate focus on our technology assets, the expansion of technical resources, and the competitive landscape that requires continuous development of future generations of gaming products and systems.

Sales and Marketing

Our direct sales force consists of approximately 60 employees located in multiple offices, primarily in North America. To a lesser extent, we also employ an independent distributor network to distribute our products. The agreements we have with distributors generally specify minimum purchases and provide that we may terminate the relationship if certain performance standards are not met.

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

For casino enterprise system sales, we give our customers the option of signing separate hardware and software maintenance agreements at the time of sale. Typically, these agreements are for one-year terms and automatically renew unless canceled in writing by either party. After an initial warranty period, usually 90 days, we invoice customers monthly for hardware and software maintenance fees that provide for, among other things, repair or replacement of malfunctioning hardware, software version upgrades, and on-call support for software.

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

Discontinued Operations

The Rainbow Casino, located in Vicksburg, Mississippi, began operations in July 1994. On June 8, 2010, we sold the Rainbow Casino for approximately $80.0 million in an all-cash transaction.

Product Markets

We believe that the total base of installed gaming devices in North America is approximately 987,000 units, with approximately 887,000 units in the U.S. alone. This total includes land-based, riverboat, and Native American casinos, as well as video lottery markets. Replacement of existing units, new casino openings or expansions, and the legalization of gaming in new markets are primary drivers of new sales opportunities for gaming devices in the U.S. and Canada. The gaming industry also continues to expand in international markets. Currently, our primary international markets are Europe, Latin America, South America, Mexico, and Asia-Pacific. We regularly evaluate opportunities to expand our business into additional international markets, examining the risks involved such as those described in Item 1A, Risk Factors.

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

Competition and Product Demand

The demand for gaming devices, content, and systems varies depending on the level of new construction and renovation of casinos as well as market and legislative conditions that might generate the need for new and replacement equipment and product innovation. For the year ended June 30, 2013, our 10 largest customers, including customers with multiple casino properties, accounted for approximately 25% of gaming device sales.

Regulatory requirements in each applicable jurisdiction drive the demand for casino enterprise systems, as do gaming operators' needs to properly track device and player activity, and to establish and compile individual device and player profitability and other demographic information to stay competitive. These capabilities enable casinos to develop or enhance marketing strategies. As more and more gaming operators move to high-speed networked floors, we expect the demand for new systems technologies to increase. Customers will replace older systems with new network and server-based systems solutions that enable activities such as centralized management and floor-wide events and tournaments on each gaming device. We derive revenues for casino enterprise systems from selling products to new and existing customers. For the year ended June 30, 2013, the 10 largest casino enterprise system customers, that include certain multi-site operators, accounted for approximately 47% of systems revenues, with the largest customer accounting for 9% of these revenues.

We compete with a number of domestic and international businesses in the geographic markets where we operate. Our ability to compete effectively depends on a number of factors including our product quality and depth, pricing, financing terms, regulatory approvals, the successful development and protection of intellectual property, and the success of our distribution, sales and service levels.

In the gaming device market, our competitors currently include Ainsworth Game Technology Ltd., Aristocrat Leisure Limited ("Aristocrat"), Aruze Gaming America, Inc., GTECH Holdings Corporation ("GTECH"), International Game Technology ("IGT"), Konami Co. Ltd. ("Konami"), Multimedia Games, Inc. ("MGAM"), Novomatic AG, Recreativos Franco, S.A., Unidesa Gaming and Systems, and WMS Industries, Inc. ("WMS").

The competition for casino enterprise systems is also significant. Product feature and functionality, accuracy, reliability, service level and pricing are among the factors that determine how successful providers are in selling their systems. Our principal competition in casino enterprise systems currently includes Aristocrat, IGT, Konami and several smaller providers in the international market. Competition is intense in this market due to the number of providers and the limited number of casinos and jurisdictions in which they operate.

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

Las Vegas and Reno Technology Campus

We lease an additional 36,000 square feet of office space next door to our global headquarters facility in Las Vegas for a Technology Campus for our game development, advanced development, and project management teams. In addition, we lease approximately 83,000 square feet in Reno, Nevada, which provides a larger campus-style environment that accommodates the growth of our game development, system development, product management, and administrative functions in northern Nevada.

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

Patent, Copyright and Trade Secret Protection

We have been a long-standing participant in the development of intellectual property in our industry. While we do not believe that any single patent or series of patents or other intellectual property is crucial to our business, we use a combination of patents, copyrights, trade secrets, trademarks and proprietary information to maintain and enhance our competitive position, protect our products, and defend against litigious competitors. We have been granted over 475 patents related to games and systems, most of which are unexpired, and have approximately 600 patent applications pending in the United States as well as in many foreign countries. The expiration dates of these patents vary and are based on their filing and issuances dates. We intend to continue to actively file for patent protection, where such filings are commercially reasonable, within and outside the United States. We also seek protection for a large number of our products by registering hundreds of trademarks in the United States and various foreign countries. Under permission or license agreements with third parties, we also sell products covered by independently filed copyrights and trademarks. Typically, these contracts require us to pay royalties to the licensing party. Royalty expenses are included in cost of gaming and systems in our consolidated financial statements.

Employees and Labor Relations

As of June 30, 2013, we and our subsidiaries employed approximately 3,443 individuals worldwide. The large majority of our employees are not represented by a labor union, and we believe that our current relations with our employees are satisfactory.

Financial Information

The other financial information that is required to be included in this Item 1, Business is set forth in Item 6, Selected Financial Data with respect to our revenues, profits and losses, and assets, and in Note 13 to the consolidated financial statements, Segment and Geographical Information with respect to domestic and foreign revenues and assets.

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

In March 2013, the Nevada Commission granted us prior approval to make public offerings of our securities for a period of three years, subject to certain conditions ("Shelf Approval"). The Shelf Approval is not a finding, recommendation, or approval by the Nevada Commission as to the accuracy or inaccuracy of the prospectus or the investment merits of the securities offered. Any contrary representation is unlawful.

Changes in control of us through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct whereby a person or entity acquires control, may not occur without prior Nevada Commission approval. The Nevada Commission has regulations to ameliorate the potentially adverse effects of corporate acquisitions opposed by management, repurchases of voting securities, and corporate defense tactics affecting Nevada gaming licensees. Approvals are required from the Nevada Commission before a registered corporation can make exceptional repurchases of voting securities and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by our board of directors in response to a tender offer made directly to our stockholders for the purpose of acquiring control of us.

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

Native American Gaming

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

Risks Related to Our Business

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

We have invested and intend to continue to invest significant resources in research and development efforts. We invest heavily in a number of areas including product engineering development for game and system-based hardware, software and game content. If a new product does not gain market acceptance, our business could be adversely affected. Most directly, if a product is unsuccessful we could incur losses and also be required to increase our inventory obsolescence charges. There is no assurance that our investments in research and development will lead to successful new technologies or timely new products. If a new product does not achieve market acceptance, we may not recover our development, regulatory approval and promotion costs.

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

The demand for entertainment and leisure activities tends to be highly sensitive to consumers' disposable incomes, and thus can be affected by changes in the economy and consumer tastes, both of which are difficult to predict and beyond our control. Unfavorable changes in general economic conditions, including recession, economic slowdown, sustained high levels of unemployment, and higher fuel or other transportation costs, may reduce disposable income of casino patrons or result in fewer patrons visiting casinos, whether land-based or online. As a result, we cannot ensure that demand for our products or services will remain constant. Continued or renewed adverse developments affecting economies throughout the world, including a general tightening of the availability of credit, decreased liquidity in many financial markets, increasing interest rates, increasing energy costs, acts of war or terrorism, transportation disruptions, natural disasters, declining consumer confidence, sustained high levels of unemployment or significant declines in stock markets, as well as concerns regarding epidemics and the spread of contagious diseases, could lead to a further reduction in discretionary spending on leisure activities such as gambling. Any significant or prolonged decrease in consumer spending on leisure activities could greatly affect the gaming industry, causing some or all of our customers to decrease spending or ultimately declare bankruptcy, each of which would adversely affect our business. If we experience a significant unexpected decrease in demand for our products, we could incur losses and also be required to increase our inventory obsolescence charges.

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

Our business is dependent on international markets for a portion of our revenues. As of June 30, 2013, we had approximately $111.6 million of net accounts and notes receivable (current and long-term), or approximately 36 percent of our total net accounts and notes receivable, from customers in foreign countries. We expect that receivables with respect to foreign sales will continue to account for a significant portion of our total accounts and notes receivable outstanding. Our business in these markets is subject to a variety of risks, including:

  •
  recessions in foreign economies;

  •
  expropriation, nationalization and limitation or restriction on repatriation of earnings(1);

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

Although the jurisdictions in which we operate vary in their specific requirements, virtually all jurisdictions, including those into which we may expand in the future, require licenses, permits, qualification documentation, including evidence of integrity and financial stability, and other forms of approval to engage in gaming operations or the manufacture and distribution of gaming devices. In addition, any license, permit or approval may be revoked, suspended or conditioned at any time. Some jurisdictions require gaming manufacturers to obtain regulatory approval before engaging in certain transactions, such as business combinations, reorganizations, borrowings, stock offerings and share repurchases. Our officers, directors, major stockholders, and key personnel are also subject to significant regulatory scrutiny. If regulatory authorities determine that any person is unsuitable to work in the gaming industry, we could be required to terminate our relationship with that person. To our knowledge, we and our key personnel have obtained, or applied for, all government licenses and approvals necessary to conduct our activities in the jurisdictions that we operate. However, there can be no assurance those licenses or approvals will be renewed in the future, or that new forms of approval necessary to operate will be granted.

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

Online gaming is a recent industry. The success of this industry and our online gaming products such as our mobile and online gaming platform will be affected by future developments in social networks, mobile platforms, regulatory developments, data privacy laws and regulations and other factors that we are unable to predict or control. Evolving laws and regulations regarding data privacy could adversely impact opportunities for growth in our online gaming products, and could result in additional compliance-related costs. This environment can make it difficult to plan and can provide opportunities for competitors to grow revenues at our expense. Consequently, our future revenues related to our online gaming products may be difficult to predict and we cannot provide any assurance that these products will gain market acceptance, that they will generate revenues at the rates we expect or will be successful in the long run. In addition, as we expand online product offerings, there may be unintended adverse effects on our existing games and systems business.

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

New laws or regulations, or changes in existing laws or regulations or the manner of their interpretation or enforcement, could increase our cost of doing business and restrict our ability to operate our business or execute our strategies. This includes, among other things, the possible taxation under U.S. law of certain income from foreign operations, and compliance costs and enforcement under the Dodd-Frank Wall Street Reform and Consumer Protection Act. For example, under Section 1502 of the Dodd-Frank Act, the SEC has adopted additional disclosure requirements related to the source of certain "conflict minerals" for issuers for which such "conflict minerals" are necessary to the functionality or production of a product manufactured, or contracted to be manufactured, by that issuer. The metals covered by the proposed rules include tin, tantalum, tungsten and gold, commonly referred to as "3TG." Our suppliers may use some or all of these materials in their production processes. The rules, require us to conduct a reasonable country of origin inquiry to determine if we know or have reason to believe any of the minerals used in the production process may have originated from the Democratic Republic of the Congo or an adjoining country. If we are not able to determine the minerals did not originate from a covered country or conclude that there is no reason to believe that the minerals used in the production process may have originated in a covered country, we would be required to perform supply chain due diligence on members of our supply chain. Global supply chains can have multiple layers, thus the costs of complying with these new requirements could be substantial. These new requirements may also reduce the number of suppliers who provide conflict free metals, and may affect our ability to obtain products in sufficient quantities or at competitive prices. Compliance costs and the unavailability of raw materials could have a material adverse effect on our results of operations.

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

Risks Related to Our Proposed Acquisition of SHFL entertainment, Inc. ("SHFL")

On July 16, 2013, we entered into a definitive agreement to acquire SHFL at a per share price of $23.25 in cash for total consideration of approximately $1.3 billion. The transaction is subject to approval by SHFL's shareholders, required regulatory and other approvals and customary closing conditions. We have obtained committed financing to complete the acquisition and the transaction is not subject to a financing contingency.

The obligations of both us and SHFL to consummate the merger are subject to a number of conditions, which, if not fulfilled, may result in termination of the merger agreement.

The merger agreement contains a number of customary closing conditions, including that certain representations and warranties be accurate, that certain covenants be fulfilled, that certain consents and regulatory approvals discussed below have been obtained, that there are no legal prohibitions against closing, that SHFL's stockholders have adopted the merger agreement, and certain other conditions. Many of the conditions are not within either our or SHFL's control and neither company can predict when or if these conditions will be satisfied. If any of these conditions are not satisfied or waived within a certain period of time, which may be extended under certain circumstances, it is possible that the merger will not be consummated in the expected time frame or that the merger agreement may be terminated.

The merger cannot be consummated before the receipt of consents and clearances from U.S. antitrust authorities and certain domestic and foreign regulatory authorities.

The merger cannot be consummated until all applicable waiting periods have expired or terminated under U.S. antitrust laws and various approvals, consents, or clearances are obtained from certain domestic and foreign regulatory entities regulating the gaming industry in certain jurisdictions in which we and SHFL operate. In deciding whether to grant antitrust or regulatory clearances, the relevant authorities will consider the effect of the merger on competition within their relevant jurisdictions and other matters. The terms and conditions of approvals that are granted may impose requirements, limitations, costs, or restrictions on the conduct of business following the closing. There can be no assurance that regulators will not impose terms, conditions, requirements, limitations, costs, or restrictions that would delay the closing, impose additional material costs on or limit revenues, or limit some of the synergies and other benefits we anticipate following closing. In addition, we cannot provide any assurance that any such terms, conditions, requirements, limitations, costs, or restrictions will not result in a material delay in, or the abandonment of, the merger.

We may not successfully integrate SHFL's business operations after the merger and we may not achieve the perceived benefits of the merger.

The integration of SHFL's operations after the merger may be difficult, time consuming and costly. After completion of the merger, we must successfully integrate, among other things, the product and service offerings, product development, sales and marketing, research and development, administrative and customer service functions, and the management information systems of SHFL with ours. In addition, SHFL's internal control over financial reporting, disclosure controls and procedures and regularly compliance programs must be integrated with ours. We will also need to retain the management, key employees, customers, distributors, vendors and other business partners of both companies. It is possible that these integration efforts will not be completed as smoothly as planned or in a timely manner or, that we may not successfully integrate SHFL's operations at all. The integration process can significantly disrupt the businesses both ours and SHFL's day-to-day operations, even with proper planning and implementation. The failure to meet the challenges involved in successfully integrating SHFL's operations or otherwise to realize any of the anticipated benefits of the merger could seriously harm our results of operations.

We may not realize the anticipated benefits or synergies of the merger to the extent, or in the timeframe, anticipated, or at all. The anticipated benefits and synergies of the merger are based on projections and assumptions, not actual experience, and assume a successful integration, which is subject to, among other things, the matters discussed above. In addition, our ability to realize these benefits and synergies could be adversely impacted by practical or legal constraints or potential unknown liabilities, liabilities that are significantly larger than we currently anticipate or unforeseen increases in expenses. If we are not able to successfully integrate SHFL's business or if we do not achieve the perceived benefits of the merger as rapidly or to the extent anticipated by financial or industry analysts, we may be adversely affected.

We will have more indebtedness after the merger which will increase demands on our cash resources.

We anticipate incurring new indebtedness to complete the merger. Proceeds from the indebtedness will be used to fund the merger consideration paid to SHFL stockholders. In addition, we will be assuming or repaying certain outstanding SFHL debt. As a result, after the merger, we expect to have substantially more indebtedness than we currently do. This additional debt will increase demands on our cash resources by requiring us to dedicate a significantly larger portion of our cash flow from operations to make payments on our indebtedness, thereby reducing the availability thereof to fund working capital, capital expenditures and other investments and general corporate purposes. In addition, the increased levels of indebtedness could, among other things:

  •
  adversely affect our ability to further expand our business and market our products:

  •
  increase our vulnerability to general adverse economic and industry conditions;

  •
  adversely affect the cost and availability of funds from commercial lenders, debt financing transactions and other sources;

  •
  adversely affect our ability to pursue additional acquisitions and other strategic opportunities; and

  •
  place us at a competitive disadvantage compared to our competitors, some of who have lower debt levels.

We have incurred significant costs to date and there is no assurance that we will not incur significant additional costs associated with the merger.

We have incurred significant costs to date and expect to incur significant additional costs associated with the merger, including in respect of integrating the operations of SHFL, transaction fees and other costs related to the merger. These costs could also include those related to the severance agreements of SHFL employees which could be triggered by certain actions taken by us after the merger. We also face potential costs related to the redeployment or relocation of SHFL employees, reorganization or closure of facilities, relocation and disposition of excess equipment and other integration costs. We have not yet determined the amount of these costs. There can be no assurance that we will not incur additional material expenses in connection with the merger that are not contemplated at this time.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

The following sets forth information regarding our leased and owned properties. We believe our facilities are suitable for our needs and we have no future expansion plans that would make these properties inadequate. Each property is fully utilized. See Note 8 to the consolidated financial statements, Leases, for information as to our lease commitments with respect to the leased properties.

Global Headquarters and Manufacturing and Assembly Facility

We maintain our global headquarters and our primary manufacturing and assembly facilities in Las Vegas, Nevada in a facility with approximately 150,000 square feet that we own. The facility is used for corporate administrative functions as well as to accommodate the design, assembly and distribution of gaming equipment and casino management systems' hardware and to meet product design demands and varying levels of volume requirements. We also lease an additional 129,000 square feet of office, warehouse and other rental space in the general area of our main facility.

Las Vegas and Reno Technology Campus

We lease an additional 36,000 square feet of office space next door to our global headquarters facility in Las Vegas for a Technology Campus for our game development, advanced development, and project management teams. In addition, we lease approximately 83,000 square feet in Reno, Nevada, which provides a larger campus-style environment that accommodates the growth of our game development, system development, product management, and administrative functions in northern Nevada.

Innovation Lab

Our Global Innovation Lab is located in Pleasanton, California, a major suburb of San Francisco. We lease a facility with approximately 8,200 square feet that allows us to draw from the significant high-tech talent that resides in the Silicon Valley.

Other Leased Facilities

India—We lease a total of approximately 128,000 square feet of office and R&D space in Bangalore and Chennai.

Netherlands—We lease a total of approximately 26,000 square feet of office, sales, service and warehouse space in Amsterdam and Diemen.

China—We lease approximately 28,000 square feet of office, sales, warehouse and other rental space in Macau.

South America—We lease a total of approximately 25,000 square feet of office and warehouse space in Buenos Aires, Argentina, Santiago, Chile, Bogota, Columbia, Lima, Peru and Montevideo, Uruguay.

In addition to the facilities described above, we maintain leased space in major gaming jurisdictions worldwide including a total of approximately 130,000 square feet of office, sales and service, R&D, warehouse and other rental space throughout the United States and Canada, and a total of approximately 36,000 square feet of office, sales and service, R&D and warehouse space in Australia, Europe, Mexico, Singapore and South Africa. These facilities are located in the cities listed below. Each property is fully utilized.

United States and Canada	Australia, Europe, Mexico, Singapore and South Africa
Scottsdale, Arizona	Sydney, Australia
Huntington Beach, California	Nice, France
Murrietta, California	Rheine, Germany
San Diego, California	Rome, Italy
Golden, Colorado	Sliema, Malta
Dover, Delaware	Mexico City, Mexico
Davie, Florida	Aukland, New Zealand
Tampa, Florida	Panama City, Panama
Kennesaw, Georgia	Singapore, Singapore
Lisle, Illinois	Johannesburg, South Africa
Biloxi, Mississippi	Chestergates, United Kingdom
Egg Harbor Township, New Jersey	Gibraltar, United Kingdom
Chester, New York
Oklahoma City, Oklahoma
Fife, Washington
Toronto, Canada
San Juan, Puerto Rico

ITEM 3.    LEGAL PROCEEDINGS

Bally has been named in and has brought lawsuits in the normal course of business. We do not expect the outcome of these suits to have a material effect on our financial position or results of operations. A description of certain of these matters is contained in Note 12 to the consolidated financial statements, Commitments and Contingencies, and is incorporated herein by reference.

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

	Price Range of Common Stock
	High	Low
Fiscal Year Ended June 30, 2013
1st Quarter	$49.39	$41.89
2nd Quarter	50.48	43.85
3rd Quarter	52.45	45.36
4th Quarter	57.30	47.33
Fiscal Year Ended June 30, 2012
1st Quarter	$41.44	$26.98
2nd Quarter	39.56	25.15
3rd Quarter	47.18	39.37
4th Quarter	48.55	44.27

As of August 20, 2013, we had approximately 3,764 holders of record of our common stock and the closing price on the NYSE was $71.68.

Dividend Policy

We have never declared or paid cash dividends on our common stock. Our credit agreement materially limits our ability to pay dividends on our common stock, as discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 7 to the consolidated financial statements, Long-Term Debt. We intend to follow a policy of retaining earnings to finance the growth of our business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on our common stock will be at the sole discretion of our Board of Directors and will depend on our profitability, the terms of our credit agreement and our financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors the Board of Directors deem relevant.

Share Repurchases

The Company's Board of Directors has historically approved a variety of share repurchase programs under which, subject to price and market conditions, purchases of shares could be made from time to time in the open market or in privately negotiated transactions using available cash.

On May 2, 2012, the Company's Board of Directors approved a new $150 million share-repurchase program, which replaced the Company's prior repurchase program under which there remained $56.6 million in unused capacity at such time. On October 24, 2012, the Company's Board of Directors approved a new $150 million share-repurchase program, which replaced the Company's prior repurchase program under which there remained $23.2 million in unused capacity at such time. On April 24, 2013, the Company's Board of Directors approved a new $300 million share repurchase program.

On April 24, 2013, the Company entered into an accelerated share repurchase agreement with J.P. Morgan Securities LLC ("JPMorgan") under which it paid JPMorgan $150.0 million and JPMorgan delivered 2.3 million shares of the Company's common stock on April 26, 2013, representing a substantial majority of the shares expected to be repurchased under the agreement. Upon final settlement of the agreement, the Company may receive additional shares or pay additional cash or shares (at its option) based on a discount to the average of the daily volume weighted average price of the Company's common stock during the repurchase period. The agreement is subject to customary termination and adjustment provisions following the occurrence of specified events, including major corporate transactions such as announcements of mergers and acquisitions.

Our quarterly share repurchases under these plans, excluding treasury shares acquired in non-cash transactions related to forfeited stock awards and shares exchanged for options exercised, were as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Be Purchased Under the Plans or Programs
April 1 - April 30, 2013	2,505,470	$62.88	2,505,470	$149,779,699
May 1 - May 31, 2013	—	$—	—	$149,779,699
June 1 - June 30, 2013	—	$—	—	$149,779,699

Total	2,505,470	$62.88	2,505,470

Stock Performance Graph

The following graph compares the cumulative 5-year total return to shareholders on Bally Technologies Inc.'s common stock relative to the cumulative total returns of (i) the S&P 500 index, (ii) the Russell 2000 index and (iii) a customized peer group of five companies that includes: Aristocrat, IGT, Scientific Games Corp., Shuffle Master, Inc. and WMS ("Peer Group"). The graph tracks the performance of a $100 investment in the Company's common stock, in each index and in the peer group (with reinvestment of all dividends) from June 30, 2008 through June 30, 2013.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Bally Technologies Inc., the S&P 500 Index,
the Russell 2000 Index, and a Peer Group

*Comparison of 60 Month Cumulative Return:

	6/08	6/09	6/10	6/11	6/12	6/13
Bally Technologies Inc.	100.00	88.52	95.83	120.36	138.05	166.92
S&P 500	100.00	73.79	84.43	110.35	116.36	140.32
Russell 2000	100.00	74.99	91.10	125.18	122.58	152.25
Peer Group	100.00	67.52	66.16	64.09	58.89	72.78

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected statement of operations data for fiscal years 2013, 2012 and 2011, and selected balance sheet data for fiscal years 2013 and 2012 has been derived from the consolidated financial statements, which appear elsewhere in this Annual Report on Form 10-K. The Selected Financial Data should be read in conjunction with:

  •
  Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations; and

  •
  Item 8, Financial Statements and Supplementary Data.

	Year Ended June 30,
	2013	2012	2011	2010	2009
	(in 000s, except per share amounts)
Statement of Operations Data:
Revenues	$997,039	$879,759	$758,155	$778,191	$843,760
Operating income(1)	235,510	179,443	151,535	184,110	203,018
Income from continuing operations before income taxes	216,275	164,459	143,393	170,818	184,960
Income tax expense	(76,574)	(63,549)	(45,182)	(60,721)	(64,781)

Income from continuing operations	139,701	100,910	98,211	110,097	120,179
Income from discontinued operations(2), net of tax	—	—	—	7,181	8,057
Gain (loss) on sale of discontinued operations(2), net of tax	—	—	(403)	22,079	—

Net income(1)	139,701	100,910	97,808	139,357	128,236
Less: net income (loss) attributable to noncontrolling interests	(1,743)	(238)	(455)	1,880	1,927

Net income attributable to Bally Technologies, Inc.	$141,444	$101,148	$98,263	$137,477	$126,309

Basic earnings per share attributable to Bally Technologies, Inc.:
Income from continuing operations	$3.53	$2.35	$1.90	$2.00	$2.19
Income from discontinued operations	—	—	—	0.11	0.13
Gain (loss) on sale of discontinued operations	—	—	(0.01)	0.41	—

Total	$3.53	$2.35	$1.89	$2.52	$2.32

Diluted earnings per share attributable to Bally Technologies, Inc.:
Income from continuing operations	$3.45	$2.28	$1.82	$1.89	$2.10
Income from discontinued operations	—	—	—	0.11	0.12
Gain (loss) on sale of discontinued operations	—	—	(0.01)	0.38	—

Total	$3.45	$2.28	$1.81	$2.38	$2.22

	Year Ended June 30,
	2013	2012	2011	2010	2009
	(in 000s)
Statement of Cash Flows Data:
Continuing operations:
Operating activities	$205,372	$130,983	$56,756	$129,125	$153,308
Investing activities	(21,648)	(35,198)	(29,220)	(32,324)	(28,966)
Financing activities	(151,073)	(126,946)	(106,466)	(83,921)	(131,250)
Effect of exchange rate changes on cash	(2,104)	(2,591)	669	(396)	(71)
Discontinued operations:
Operating activities	—	—	(403)	(9,483)	8,868
Investing activities	—	—	—	78,757	(6,756)
Financing activities	—	—	—	(1,267)	(1,371)
Increase in cash and cash equivalents of discontinued operations	—	—	—	8,712	2,133

Increase (decrease) in cash and cash equivalents	$30,547	$(33,752)	$(78,664)	$89,203	$(4,105)

	As of June 30,
	2013	2012	2011	2010	2009
	(in 000s)
Balance Sheet Data:
Cash and cash equivalents	$63,220	$32,673	$66,425	$145,089	$55,886
Total current assets	493,077	480,459	473,677	476,409	465,607
Total current liabilities	226,935	214,037	160,616	174,553	178,050

Net working capital	266,142	266,422	313,061	301,856	287,557
Total assets	979,265	970,467	927,394	913,176	880,882
Total long term debt and capital leases, including current maturities(3)	604,615	511,466	515,403	173,793	209,087
Total stockholders' equity(3)	119,172	197,475	214,592	544,192	438,749

(1)
We have recorded the following significant items affecting comparability of operating income and/or net income:

•
Net income in fiscal year 2011 and 2009 was affected by debt issuance costs write-offs of $4.1 million and $0.7 million, respectively.

•
Operating income and net income in fiscal year 2012 was impacted by a loss contingency accrual of $10.0 million, and operating income and net income in fiscal year 2010 was impacted by impairment charges of $11.4 million.

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

(3)
During fiscal year 2013, 2012 and 2011, we repurchased $290.2 million, $156.4 million and $477.2 million, respectively, of our common stock.

During fiscal year 2013, we entered into a second amended and restated credit agreement that provides for a five-year $1.07 billion senior secured credit facility comprised of a $370 million term loan and a $700 million revolving credit facility.

During fiscal year 2011 we entered into an amended and restated credit agreement that provided for a $700 million senior secured credit facility comprised of a $300 million term loan and a $400 million revolving credit facility.

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

Our gaming equipment, gaming operations, and systems product lines have increasingly converged with the proliferation of high-speed networks. Key innovation drivers in our industry are Ethernet-based gaming floors, downloadable and server-based games and applications, and open protocols and common industry standards in game and system development, such as GSA protocols. Players benefit from these advances by gaining more exciting experiences, better communication from casino owners, and superior customer service from gaming operators. Our customers benefit through operational efficiencies that can increase their profits and streamline their operations as well as new ways to drive excitement and play on the casino floor through the ability to do system-based floor-wide promotions and slot tournaments.

We derive our revenue from the following:

	Year Ended June 30,
	2013		2012		2011
	(dollars in millions)
Gaming Equipment	$339.8	34%	$310.7	35%	$246.6	33%
Gaming Operations	405.0	41%	357.4	41%	318.6	42%
Systems	252.2	25%	211.7	24%	193.0	25%

	$997.0	100%	$879.8	100%	$758.2	100%

• Gaming Equipment	—	Sale of gaming devices and related equipment, parts and conversion kits;
• Gaming Operations	—	Operation of linked progressive systems, video lottery and centrally determined systems, and the rental of gaming devices and content; and
• Systems	—	Sale and support of specialized systems-based software, hardware and interactive products and related recurring maintenance revenue.

We review certain financial measures in assessing our financial condition and operating performance not only in connection with creating our internal forecasts and in making comparisons to financial results from prior periods, but also in making comparisons to our competitors' financial results. We focus on fluctuations in revenue, cost and gross margin and also pay close attention to changes in our consolidated operating income, net income, diluted earnings per share, adjusted EBITDA (earnings before interest, taxes, depreciation and amortization, including asset charges and loss contingencies and share-based compensation), cash flows from operations and free cash flow (cash flows from operating activities less capital expenditures) as they are key indicators of our success. We also measure changes in selling, general and administrative ("SG&A") expenses as a percent of revenue, which indicate management's ability to control costs, as well as changes in R&D costs as a percent of revenue, which demonstrate investment in technology and product development. The measures listed above are not a comprehensive list of all factors considered by us in assessing our financial condition and operating performance, and we may consider other individual measures as required by trends and discrete events arising in a specific period, but they are the key indicators.

The gaming sector was negatively impacted by the recent prolonged reduction in consumer spending and limited resources available to fund capital projects. While consumer spending on gaming activities has increased within the last twelve months as a result of this prolonged economic environment we provided select customers a greater amount of payment terms for periods up to one year, and in some cases for periods up to three years. We expect to continue to extend credit for these longer periods for the foreseeable future.

There are several new and potential gaming market developments that we believe will benefit us in the long term. In our domestic market, we are focused on approved new jurisdictional opportunities and expansions in Illinois, Ohio, Maryland, Louisiana, Mississippi, Massachusetts, New York and California, and the potential for new market opportunities in New Hampshire, Kentucky and Texas. The breadth and timing of such opportunities remain uncertain due to the legislative process in these jurisdictions, as well as the difficult credit environment facing certain of our customers and the risk of the gaming industry impact of renewed economic uncertainty. We are also engaged in expanding our position in South Africa, Australia, New Zealand, the Philippines and Mexico, and into potential new markets in Eastern Europe, Greece, Taiwan, South Korea, Japan, and Brazil. Our entry into the Italian VLT market in July 2012 was delayed by a lengthened regulatory approval process that developed in that market after we submitted our products for approval. As a result, certain customers and partners have modified their business approach to the market, which has, at least in the near term, reduced the amount of business we expected from the Italian VLT market.

Gaming Equipment

	Year Ended June 30,
	2013	2012	2011
	(dollars in millions, except ASP)
Revenues	$339.8	$310.7	$246.6
New gaming devices	19,007	16,504	13,537
New unit Average Selling Price ("ASP").	$16,411	$17,044	$15,832

Gaming equipment revenues improved in fiscal year 2013 due primarily to an increase in the number of new gaming devices sold as a result of our investments in key platform and hardware innovations, when compared to the same periods in the prior two years and our entrance into both the Illinois and Canada video lottery markets in fiscal year 2013. ASP decreased in fiscal year 2013, when compared to fiscal year 2012, due primarily to a higher mix of lower-ASP VLT and VGT units sold and lower-ASP units sold in certain international markets. Our Pro Series cabinets with ALPHA 2 technology are state of the art for the industry with regards to ergonomics, processing power, display technology, input device, operating system, sound and serviceability. Our Pro Series cabinets also feature the iDeck, a multi-touch fully programmable and downloadable button panel which offers the opportunity to add more interaction to the game-play experience with mystery bonus events, virtual shooting galleries and skill-based bonus games.

Gaming Operations

	Year Ended June 30,
	2013	2012	2011
	(dollars in millions)
Revenues	$405.0	$357.4	$318.6
End of period installed base:
Linked progressive systems	2,463	1,792	1,059
Rental and daily-fee games	14,855	14,890	14,315
Video lottery systems(1)	11,846	11,718	8,350
Centrally determined systems	35,284	47,633	50,754

(1)
Excludes 727, 406 and 0 electronic table games operating in fiscal years 2013, 2012 and 2011, respectively.

Gaming Operations revenues increased period over period due primarily to the significant investments we have made in our game development studios and game platform over the past few years, the continued placement of premium games, including the recently released Pawn Stars™, Hot Shot Progressive™, and Cash Wizard Tiki Magic™, the continued success of Cash Connection, the latest WAP link, and the benefit from a full year's results from games placed in Resorts World New York City in late calendar year 2011 which impacted video lottery systems. The releases of NASCAR, Michael Jackson King of Pop, GREASE, Betty Boop's Fortune Teller, and Cash Spin Jackpot, all on our WAP link Cash Connection, drove record WAP revenue and units placed in fiscal year 2013. We will release our second title featuring Michael Jackson, Wanna Be Startin Somethin', in the first quarter of fiscal year 2014.

The installed base of centrally determined systems has declined as certain customers have upgraded these systems to utilize more sophisticated player tracking, bonus and marketing applications, which are included in systems maintenance revenues.

Systems

	Year Ended June 30,
	2013		2012		2011
	(dollars in millions)
Hardware	$74.2	30%	$67.3	32%	$74.9	39%
Software and services	86.8	34%	69.5	33%	53.0	27%
Maintenance	91.2	36%	74.9	35%	65.1	34%

	$252.2	100%	$211.7	100%	$193.0	100%

Systems revenue increased period over period due to across-the-board increases in hardware, software and services and maintenance revenues as compared to the prior year.

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

The combination of iVIEW DM and Elite Bonusing Suite and other features like Universal Card across multiple properties are becoming increasingly compelling return-on-investment propositions with multiple customer instances of demonstrable value generated from such implementations. During fiscal year 2013, several large casino customers successfully launched components of our Elite Bonusing Suite, including NASCAR Virtual Racing, across the casino floor on both iVIEW and iVIEW DM. We also had several large core system installations during fiscal year 2013 and made good progress with international systems installations including Canada, South Africa and New Zealand.

We have continued to invest in the basics of enterprise software development, delivery, customer support and services discipline, on improving core products, providing quality upgrade options for our customers, and increasing customer satisfaction levels through better service and support.

Operating Expenses

	Year Ended June 30,
	2013	% of Revenue	2012	% of Revenue	2011	% of Revenue
	(dollars in millions)
Selling, general and administrative	$276.7	28%	$255.0	29%	$225.0	30%
Research and development costs	$111.1	11%	$96.2	11%	$88.1	12%

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

The increase in R&D costs was attributable to our continued focus on our technology assets, the expansion of technical resources, and the competitive landscape that requires continuous development of future generations of gaming products and systems. R&D was consistent at 11% of total revenues in both fiscal year 2013 and 2012.

Liquidity

Total cash and cash equivalents increased $30.5 million in the year ended June 30, 2013, compared to a decrease of $33.8 million in the same period last year. Net cash provided by operating activities from continuing operations was $205.4 million, $131.0 million and $56.8 million for the years ended June 30, 2013, 2012 and 2011, respectively. Cash provided by operating activities from continuing operations in the current period were positively impacted by improvements in net income, accounts and notes receivable, and inventory during the current period.

Results of Operations

The summary financial results and operating statistics are as follows:

	Year Ended June 30,
	2013	% Rev	2012	% Rev	2011	% Rev
	(dollars in millions)
Revenues
Gaming Equipment	$339.8	34%	$310.7	35%	$246.6	33%
Gaming Operations	405.0	41%	357.4	41%	318.6	42%
Systems	252.2	25%	211.7	24%	193.0	25%

Total revenues	$997.0	100%	$879.8	100%	$758.2	100%
Gross Margin
Gaming Equipment(1)	$170.6	50%	$139.8	45%	$112.1	45%
Gaming Operations	282.8	70%	257.7	72%	229.8	72%
Systems(1)	192.6	76%	155.9	74%	142.6	74%

Total gross margin	$646.0	65%	$553.4	63%	$484.5	64%
Selling, general and administrative(2)	276.7	28%	255.0	29%	225.0	30%
Research and development costs	111.1	11%	96.2	11%	88.1	12%
Depreciation and amortization	22.7	3%	22.8	3%	19.9	3%

Operating income(2)	$235.5	24%	$179.4	20%	$151.5	20%

Income from continuing operations	$139.7	14%	$100.9	11%	$98.2	13%

(1)
Gross Margin from Gaming Equipment and Systems excludes amortization related to certain intangibles, including core technology and license rights, which are included in depreciation and amortization.

(2)
SG&A expenses and operating income for the year ended June 30, 2012 were impacted by a loss contingency accrual of $10.0 million and impairment charges of $1.8 million.

Fiscal Year 2013 vs. Fiscal Year 2012

Total revenues increased $117.2 million, or 13%, in fiscal year 2013, when compared to fiscal year 2012, as a result of the following:

Gaming Equipment Revenue.    Gaming Equipment revenue increased by $29.1 million, or 9%, to approximately $339.8 million primarily as a result of:

  •
  a 15% increase in new gaming device sales to 19,007 units in fiscal year 2013, when compared to 16,504 units in the same period last year, driven by higher domestic replacement sales, including the shipment of 2,226 Canadian VLTs, as well as by the shipment of 1,943 units into the Illinois Video Gaming Terminal ("VGT") market; partially offset by

  •
  a 4% decrease in ASP to $16,411 in fiscal year 2013, when compared to $17,044 in the same period last year, due primarily to a higher mix of lower-ASP VLT and VGT units sold in the current fiscal year, and lower-ASP units sold in certain international markets, when compared to the same period last year.

Gaming Equipment Gross Margin.    Gross margin increased to 50% in fiscal year 2013 from 45% in the same period last year, due primarily to continued cost reductions on the Pro Series line of cabinets and sales mix.

Gaming Operations Revenue.    Gaming Operations revenue increased $47.6 million, or 13%, to approximately $405.0 million in fiscal year 2013, when compared to the same period last year, primarily as a result of:

  •
  an increase in participation and rental revenue due to an increase in our end of period installed base of games, the continuing placements of higher yield premium products, and newer and more popular game titles;

  •
  an increase in linked progressive revenue driven by a 38% increase in the installed base of games, when compared to the same period last year, due primarily to the introduction of our WAP link Cash Connection in late fiscal year 2012; and

  •
  the performance of our lottery systems due to increases in our end of period installed base of games due primarily to previously placed games at Resorts World Casino New York City which opened in late calendar year 2011.

Gaming Operations Gross Margin.    Gross margin decreased to 70% in fiscal year 2013 from 72% in the same period last year, due primarily to higher jackpot expense.

Systems Revenue.    Systems revenue increased $40.5 million, or 19%, to approximately $252.2 million in fiscal year 2013, when compared to the same period last year, which was comprised primarily of a $16.3 million, or 22%, increase in maintenance revenue due to the increased install base of customers on our systems, a $17.3 million, or 25%, increase in software and services revenue, and a $6.9 million, or 10%, increase in hardware revenue during the same period.

Systems Gross Margin.    Gross margin increased to 76% in fiscal year 2013 from 74% in the same period last year, primarily as a result of a change in the mix of products sold in the comparative periods including an increase in maintenance revenue and software and services revenue which involve minimal variable costs.

Selling, General and Administrative Expenses.    SG&A expenses increased $21.7 million, or 8%, in fiscal year 2013, when compared to the same period last year, due primarily to increases in payroll and related expenses, regulatory, bad debt expense, and other infrastructure expense to support key new markets. Payroll and related expenses increased due primarily to an increase in headcount in the comparative period as a result of our expansion in certain international markets, and certain compensation related to executive succession.

Research and Development Costs.    R&D costs increased $14.9 million, or 15%, in fiscal year 2013, when compared to the same period last year, due primarily to increased product development efforts requiring an increase in employees. R&D was consistent at 11% of total revenues in both periods.

Depreciation and Amortization Expense.    Depreciation and amortization expense decreased $0.1 million in fiscal year 2013, when compared to same period last year.

Fiscal Year 2012 vs. Fiscal Year 2011

Total revenues increased $121.6 million, or 16%, in fiscal year 2012, when compared to fiscal year 2011, as a result of the following:

Gaming Equipment Revenue.    Gaming Equipment revenue increased by $64.1 million, or 26%, to approximately $310.7 million primarily as a result of:

  •
  a 22% increase in new gaming device sales to 16,504 units in fiscal year 2012, when compared to 13,537 units in fiscal year 2011, reflecting our investments in ALPHA 2 and new game studios; and

  •
  an 8% increase in ASP to $17,044 in fiscal year 2012, when compared to $15,832 in fiscal year 2011, due primarily to the mix of products sold, including sales of the new Pro Series cabinets in fiscal year 2012 which made up approximately 86% of shipments, compared to 47% in the fiscal year 2011.

Gaming Equipment Gross Margin.    Gaming Equipment gross margin was consistent at 45% in both periods.

Gaming Operations Revenue.    Gaming Operations revenue increased $38.8 million, or 12%, to approximately $357.4 million in fiscal year 2012, when compared fiscal year 2011, primarily as a result of:

  •
  an increase in participation and rental revenue due to a 4% increase in our end of period installed base of rental and daily fee games from 14,315 games as of June 30, 2011 to 14,890 games as of June 30, 2012;

  •
  continuing placement of higher yield premium products, including Cash Spin, Hot Spin, Vegas Hits and Cash Wizard in fiscal year 2012;

  •
  an increase in wide-area progressive revenue due primarily to the introduction of our new wide-area progressive link Cash Connection in fiscal year 2012, which includes GREASE and Michael Jackson King of Pop, and the continued placement of our Betty Boop Love Meter, Golden Pharaoh and Money Vault games; and

  •
  the performance of our lottery systems due to increases fiscal year 2012 end of period installed base of games with the opening of Resorts World Casino in New York.

Gaming Operations Gross Margin.    Gross margin was consistent at 72% in both periods.

Systems Revenue.    Systems revenue increased $18.7 million, or 10%, to approximately $211.7 million in fiscal year 2012, when compared fiscal year 2011, which was comprised of:

  •
  a $9.8 million, or 15%, increase in maintenance revenue due to the increased install base of customers on our systems; and

  •
  a $16.5 million, or 31%, increase in software and services revenue, which was partially offset by a $7.6 million, or 10%, decrease in hardware revenue during the same period.

Systems Gross Margin.    Systems gross margin was consistent at 74% in both periods. Systems revenues for fiscal year 2012 were comprised of 32% hardware, 35% maintenance and 33% software and service revenue, as compared to 39% hardware, 34% maintenance and 27% software and services revenue in fiscal year 2011.

Selling, General and Administrative Expenses.    SG&A expenses increased $30.0 million, or 13%, in fiscal year 2012, when compared to fiscal year 2011, due primarily to increases in payroll and related expenses, regulatory, bad debt expense, and other infrastructure expense to support key new markets. Payroll and related expenses increased due primarily to an increase in headcount in the comparative period as a result of our expansion into international markets. Bad debt expense increased due primarily to an impairment of notes receivable of $1.8 million related to development financing. In addition, fiscal year 2012 includes a loss contingency accrual of $10.0 million related to several legal matters.

Research and Development Costs.    R&D costs increased $8.1 million, or 9%, in fiscal year 2012, when compared to fiscal year 2011, due primarily to increased product development efforts requiring an increase in employees. R&D decreased to 11% of total revenues, when compared with 12% in fiscal year 2011, with revenues growing faster than R&D expense growth, as past R&D efforts began to pay off with increased product acceptance among our customer base.

Depreciation and Amortization Expense.    Depreciation and amortization expense increased $2.9 million, or 15%, in fiscal year 2012, when compared to the prior year, primarily as a result of year over year intangible asset additions.

Other Income (Expense), Income Tax Expense and Net Income (Loss) Attributable to Noncontrolling Interests

Other income (expense) and income tax expense from continuing operations and net income (loss) attributable to noncontrolling interests was as follows:

	Year Ended June 30,
	2013	2012	2011
	(in millions)
Other income (expense)
Interest income	$5.3	$5.2	$5.0
Interest expense	(18.1)	(17.4)	(12.0)
Loss on extinguishment of debt	—	—	(4.1)
Other, net	(6.4)	(2.8)	3.0

Total other expense	$(19.2)	$(15.0)	$(8.1)
Income tax expense	(76.6)	(63.5)	(45.2)
Net loss attributable to noncontrolling interests	(1.7)	(0.2)	(0.5)

Fiscal Year 2013 vs. Fiscal Year 2012

Other Income (Expense).    Other expense increased $4.2 million, or 28%, in fiscal year 2013, when compared to the same period last year, due primarily to increases in interest expense and foreign currency translation losses during the same period. Losses on foreign currency translations were $6.7 million in fiscal year 2013, when compared to $3.4 million in the same period last year. Interest expense increased $0.7 million in fiscal year 2013, when compared to the same period last year, due primarily to an increase in the interest rate coupled with the increase in long term debt upon entering into the second amended and restated credit agreement in April 2013.

Income Tax Expense.    Income tax expense increased $13.1 million during fiscal year 2013, when compared to the same period last year, due primarily to the increase in net income partially offset by a lower income tax rate during fiscal year 2013. Fiscal year 2013 was impacted by the reinstatement of the R&D tax credit. See Note 11 to the consolidated financial statements, Income Taxes. The effective income tax rate for continuing operations for fiscal years 2013 and 2012 was 35.4% and 38.6%, respectively.

Net loss attributable to noncontrolling interests.    Net loss attributable to noncontrolling interests increased $1.5 million in fiscal year 2013, when compared to the same period last year, due to higher jackpot expense.

Fiscal Year 2012 vs. Fiscal Year 2011

Other Income (Expense).    Other expense increased $6.9 million, or 85%, in fiscal year 2012, when compared to fiscal year 2011, due primarily to increases in interest expense and foreign currency translation losses during the same period. Losses on foreign currency translations were $3.4 million in fiscal year 2012, when compared to gains on foreign currency translations of $2.5 million in fiscal year 2011. Interest expense increased $5.4 million in fiscal year 2012, when compared to the prior year, due primarily to the increase in long term debt upon entering into the amended and restated credit agreement in April 2011. As a result of amending and restating the credit facility, we incurred a loss on extinguishment of debt of $4.1 million for the write-off of certain debt issue costs in fiscal year 2011.

Income Tax Expense.    Income tax expense increased $18.3 million during fiscal year 2012, when compared to fiscal year 2011, due primarily to the increase in net income. Fiscal year 2011 was impacted by certain changes in our uncertain tax positions primarily resulting from settlement of the Internal Revenue Service ("IRS") examination of our 2003 to 2005 income tax returns, the reinstatement of the R&D tax credit and deferred tax expense on the repatriation of earnings from our India subsidiary. See Note 11 to the consolidated financial statements, Income Taxes. The effective income tax rate for continuing operations for fiscal years 2012 and 2011 was 38.6% and 31.5%, respectively.

Net loss attributable to noncontrolling interests.    Net loss attributable to noncontrolling interests decreased $0.3 million in fiscal year 2012, when compared to fiscal year 2011.

Discontinued Operations

Effective June 8, 2010, we sold the Rainbow Casino for approximately $80.0 million in an all-cash transaction. We recognized a gain on the sale of Rainbow of approximately $22.1 million (net of approximately $12.2 million in income taxes) in the fourth quarter of fiscal year 2010. Per the terms of the sale agreement, we incurred certain post-closing adjustments during fiscal year 2011 which reduced our gain on the sale by approximately $0.4 million (net of income taxes). The results of operations for fiscal years 2011 were classified as discontinued operations because we did not continue to receive significant cash flows from the Rainbow Casino after the sale.

Financial Condition and Liquidity

Working Capital

			Increase (decrease)
	June 30, 2013	June 30, 2012
			Amount	%
	(dollars in 000s)
Cash and cash equivalents	$63,220	$32,673	$30,547	93%
Total long-term debt, including current maturities	$604,615	$511,466	$93,149	18%
Total current assets	$493,077	$480,459	$12,618	3%
Total current liabilities	226,935	214,037	12,898	6%

Net working capital	$266,142	$266,422	$(280)	—

Our net working capital was consistent for the years ended June 30, 2013 and 2012. As of June 30, 2013 and 2012, we had $63.2 million and $32.7 million, respectively, in consolidated cash and cash equivalents.

Pursuant to various state gaming regulations, certain cash accounts are maintained to ensure availability of funds to pay wide-area progressive jackpot awards in installments, rather than in one lump-sum. At June 30, 2013 and 2012, these accounts had an aggregate value of approximately $12.9 million and $13.6 million, respectively, which are classified as restricted cash in our consolidated balance sheets. In addition, we purchase U.S. Treasury Strip Securities for the benefit of jackpot winners who elect to receive winnings in annual or weekly installment payments. These securities are included in restricted long-term investments in the accompanying consolidated balance sheets, and totaled $14.8 million and $12.2 million as of June 30, 2013 and 2012, respectively.

On June 30, 2013 and 2012, the amount of cash and investments held by foreign subsidiaries was $38.1 million and $22.6 million, respectively. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds.

Total current and long-term accounts and notes receivable decreased $6.7 million during fiscal year 2013, when compared to the same period last year, due primarily to a customer exercise of an accelerated payment contract election during the second quarter of fiscal year 2013. As of June 30, 2013, our DSO's decreased to 106 days at June 30, 2013 from 113 days at June 30, 2012 due to an increase in collections.

During fiscal year 2013, we repurchased 5.2 million shares of our common stock for approximately $280.1 million under our share repurchase plan. On April 24, 2013, we entered into an accelerated share repurchase agreement with J.P. Morgan Securities LLC ("JPMorgan") under which we paid JPMorgan $150.0 million and JPMorgan delivered approximately 2.3 million shares of our common stock on April 26, 2013, representing a substantial majority of the shares expected to be repurchased under the agreement. Upon final settlement of the agreement, which is expected in the first quarter of fiscal 2014, we may receive additional shares or pay additional cash or shares (at our option) based on a discount to the average of the daily volume weighted average price of our common stock during the repurchase period. During fiscal year 2012, we repurchased 3.9 million shares of our common stock for approximately $154.6 million under our share repurchase programs.

On April 15, 2011, we entered into an amended and restated credit agreement that provides for a five-year $700 million senior secured credit facility comprised of a $300 million term loan and a $400 million revolving credit facility. On April 19, 2013, we entered into an second amended and restated credit agreement, that provides for a five-year $1.07 billion senior secured credit facility comprised of a $370 million term loan and a $700 million revolving credit facility, including a $50 million sublimit for the issuance of standby letters of credit, a $10 million sublimit for swingline loans and a $150 million sublimit for multicurrency borrowings approved under the credit facility.

The interest rate on the credit facility is subject to a leverage-based pricing grid that ranges from LIBOR plus a margin of 1.25% to 2.00% based on a leverage ratio between 1.0 and 2.5. As of June 30, 2013, our leverage ratio was approximately 1.8 and the interest rate was priced at LIBOR plus a margin of 1.50%.

Effective December 2008, we entered into a floating-to-fixed interest rate swap agreement with an original notional value of $218.8 million that matured on September 26, 2012. Effective June 2011, we entered into a second floating-to-fixed rate swap agreement with an original notional value of $165.0 million and a maturity date of May 13, 2016 to fix a portion of the floating LIBOR based debt under the term loan to fixed rate debt at an interest rate of 2.09% (plus applicable margin). The second interest swap has an accreting and subsequently amortizing notional amount in order to hedge the targeted amount of debt over the life of the swap. At June 30, 2013 the remaining swap agreement and at June 30, 2012, the swap agreements had a notional value of $264.4 million and $281.3 million, respectively.

Under the credit facility, the term loan requires quarterly principal reductions in an amount equal to $5,625,000 through March 2014; $7,500,000 from June 2014 through March 2016; $5,000,000 from June 2016 until the term loan's maturity in April 2018 when the remaining outstanding principal balance of $247,500,000 is due.

The credit facility is collateralized by substantially all of our domestic property and is guaranteed by each of our domestic subsidiaries, excluding any noncontrolling interests, and is secured by a pledge agreement and contains a number of covenants as described under Note 7 to the consolidated financial statements, Long-Term Debt. We were in compliance with all of the credit facility covenants as of June 30, 2013 and 2012.

As of June 30, 2013 and 2012, there was approximately $460.0 million and $170.0 million, respectively, of undrawn availability under the revolving credit facility. Availability under the revolving credit facility is reduced to the extent of outstanding letters of credit.

Management believes that cash flows from current operating activities will provide us with sufficient capital resources and liquidity to operate our business for at least the next 12 months.

At June 30, 2013, we had no material commitments for capital expenditures.

Cash Flow Summary

Our primary sources of liquidity include existing cash and cash equivalents, cash flows from all operating activities and the availability of funds under our revolving credit facility.

We utilize our cash to acquire materials for the manufacture of goods for resale, to pay payroll, interest, taxes and SG&A expenses and to fund R&D activities.

Cash flows provided by operating activities were $205.4 million in fiscal year 2013 as compared to $131.0 million in the same period last year, a $74.4 million increase. Cash provided by operating activities were positively impacted by improvements in net income, accounts and notes receivable, and inventory, and were partially offset by changes in prepaid and refundable income tax, accounts payable and accrued liabilities and jackpot liabilities during the same period.

Cash utilized for investing activities is primarily for capital expenditures related to office and gaming equipment and improvements in leaseholds, financing arrangements with customers, acquisitions, and investments in technology and other long-term assets. During fiscal year 2013, we made payments for capital expenditures of $16.8 million and purchased long-term assets of $1.9 million. During fiscal year 2012, we made payments of $10.5 million related to acquisitions and made capital expenditures and purchased long-term assets of $11.5 million and $8.3 million, respectively.

Cash utilized for financing activities is primarily for the payment of principal on our debt and the repurchase of shares of our common stock. During fiscal year 2013, we repurchased 5.4 million shares of our common stock for approximately $292.4 million (including restricted stock forfeitures to satisfy tax withholding and the reversal of a prior year accrual), paid debt issuance costs of $4.9 million, and made payments of $107.0 million on our credit facility. During fiscal year 2012, we repurchased 3.9 million shares of our common stock for approximately $154.2 million, and made payments of $45.0 million on our credit facility. An additional 47,000 shares of our common stock were repurchased for $2.1 million with trade dates in late June that settled in early July.

Cash provided by financing activities is primarily from proceeds from the exercise of stock options and purchases of stock under our 2008 Employee Stock Purchase Plan (the "2008 ESPP"), borrowings under our revolving credit facility, and excess tax benefits of stock option exercises. During fiscal year 2013, we borrowed $200.0 million under our credit facility and employees exercised options for $32.4 million and purchased common stock for $3.2 million under our 2008 ESPP. During fiscal year 2012, we borrowed $41.0 million under our revolving credit facility, and employees exercised options for $23.3 million and purchased common stock for $2.6 million under our 2008 ESPP.

Contractual Commitments

We are committed to make future payments pursuant to various contracts and agreements. A summary of those contractual obligations existing as of June 30, 2013, grouped according to the periods in which such payments are due, is as follows:

	Payments Due By Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(in 000s)
Debt:
Revolving credit facility	$—	$—	$240,000	$—	$240,000
Term loan facility(1)	24,375	57,500	282,500	—	364,375
Other, generally unsecured debt	240	—	—	—	240

	$24,615	$57,500	$522,500	$—	$604,615
Estimated interest payments(2)	16,251	29,475	23,701	—	69,427

	$40,866	$86,975	$546,201	$—	$674,042
Other commitments:
Operating leases(3)	8,872	11,746	4,251	521	25,390
Purchase commitments(4)	—	—	—	—	—
Jackpot liabilities(5)	11,731	1,535	1,105	6,392	20,763
Employment agreements(6)	825	1,203	—	—	2,028

Total commitments	$62,294	$101,459	$551,557	$6,913	$722,223

(1)
Our term loan requires quarterly principal reductions in an amount of $5,625,000 through March 2014; an amount of $7,500,000 from June 2014 through March 2016; an amount of $5,000,000 from June 2016 until the term loan's maturity date in April 2018 when the remaining outstanding principal balance of $247,500,000 is due.

(2)
Loans under the credit facility bear interest at a variable rate of interest equal to either the applicable base rate or LIBOR, plus in each case an interest margin determined by the Company's leverage ratio, with a range of base rate margins from zero basis points to 100 basis points and a range of LIBOR margins from 100 basis points to 200 basis points. As of June 30, 2013, our leverage ratio was approximately 1.8, the interest rate on the revolving credit facility was 1.45%, and the interest rate on the term loan was 3.59%, after giving effect to the floating-to-fixed interest rate swap(s).

Effective December 2008, we entered into a floating-to-fixed interest rate swap agreement with an original notional value of $218.8 million that matured on September 26, 2012. Effective June 2011, we entered into a second floating-to-fixed rate swap agreement with an original notional value of $165.0 million and a maturity date of May 13, 2016 to fix a portion of the floating LIBOR based debt under the new term loan to fixed rate debt at an interest rate of 2.09% (plus applicable margin). The second interest swap has an accreting and subsequently amortizing notional amount in order to hedge the targeted amount of debt over the life of the swap. At June 30, 2013, the swap agreement had a notional value of $264.4 million.

We computed estimated future interest payments for our term loan and revolving credit facilities using interest rates as of June 30, 2013. The term loan facility interest rate includes the floating-to-fixed rate swap agreement for its remaining term assuming our leverage ratio continues to be between 1.5 and 2.0.

(3)
Consists of operating leases for our facilities, autos and office equipment, less sublease income, if applicable, that expire at various times through fiscal year 2021.

(4)
Consisted of a commitment to purchase components related to the production of gaming devices which was fulfilled in May 2013 of which approximately $12.4 million of components were purchased in fiscal year 2013.

(5)
Represents amounts payable to future jackpot winners on our wide-area progressive systems.

(6)
We have employment agreements with most of our employees with positions of Vice President or above. These agreements generally provide for an initial rate of pay and other general employment terms. Some include post-employment non-compete provisions and the terms of the severance benefits generally range from three to twelve months salary continuation with similar non-compete periods. Almost all such agreements contain language that the employee is still an "at will" employee, and as such can be terminated at any time subject to the individual termination provisions. The only multi-year employment arrangement is with Ramesh Srinivasan, our CEO.

As of June 30, 2013, we had a liability for unrecognized tax benefits of $17.0 million, including accrued interest and penalties. It is difficult to estimate the period of cash settlement for the liability for unrecognized tax benefits; however we believe it is reasonably possible that the amount of unrecognized tax benefits may decrease in fiscal year 2013 by up to $9.5 million. See Note 11 to the consolidated financial statements, Income Taxes, for a further discussion on our income tax positions.

Off Balance Sheet Arrangements

We are party to financial instruments with off-balance sheet risk, such as performance bonds and other guarantees not reflected in our balance sheet that arise in the normal course of business. However, such off balance sheet arrangements are not reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or resources. See Note 8 to the consolidated financial statements, Leases.

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

Considerable judgment is required to determine whether an arrangement consists of multiple deliverables, whether each delivered item has value to the customer on a stand-alone basis and in determining the relative selling price used to allocate the arrangement fee to each deliverable. Such determination affects the amount and timing of revenue recognition. Management evaluates the primary use and functionality of each deliverable in determining whether a delivered item has stand-

alone value and qualifies as a separate unit of accounting. Judgments for revenue recognition also involve an assessment as to whether collectability is reasonably assured and whether fees under an arrangement are fixed or determinable.

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

In allocating arrangement fees under the relative selling price hierarchy, we use VSOE for all products which have been sold on a stand-alone basis or the stated renewal rate for maintenance and product support fees. As TPE is generally not available, we use ESP for products that are not sold on a stand-alone basis and for recently introduced products that are sold on a stand-alone basis but for which a history of stand-alone sales has not yet been developed. Following these guidelines, we use either VSOE or ESP for gaming devices, system-based hardware products, maintenance and product support fees associated with perpetual licenses and professional services; and ESP for perpetual and time-based software licenses and maintenance and product support fees associated with time-based licenses.

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

Allowances for doubtful accounts

We regularly evaluate the credit quality of our accounts and notes receivable and establish an allowance for doubtful accounts based on a combination of factors including, but not limited to, customer collection experience, economic conditions, and the customer's financial condition. In addition to specific account identification, which includes the review of any modifications of accounts and notes receivable, if applicable, we utilize historic collection experience for the most recent twelve month period to establish an allowance for doubtful accounts. Receivables are written off only after we have exhausted all collection efforts.

During the years ended June 30, 2013, 2012 and 2011, the provision for doubtful accounts was $11.2 million, $9.9 million and $8.0 million, respectively.

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

As a result of our ongoing analysis of inventory, we recognized inventory write-downs totaling $6.1 million, $5.9 million and $3.6 million during the years ended June 30, 2013, 2012 and 2011, respectively. Additional valuation charges could occur in the future as a result of changes in the factors listed above.

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

During the years ended June 30, 2013, 2012 and 2011, no impairment charges related to long-lived assets or goodwill were recorded.

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

Pre-tax share-based compensation expense from continuing operations was $13.4 million, $14.2 million and $12.9 million during the years ended June 30, 2013, 2012 and 2011, respectively. As of June 30, 2013, there was $3.5 million of total unrecognized compensation expense related to the unvested portion of stock options which will be recognized over the subsequent 1.43 years. In addition, as of June 30, 2013, there was $20.5 million of total unrecognized compensation expense related to the unvested portion of restricted stock, Restricted Stock Units ("RSUs") and Performance Stock Units ("PSUs") which will be recognized over the subsequent 1.71 years.

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

We have not provided income taxes on approximately $15.2 million and $12.1 million of undistributed earnings as of June 30, 2013 and 2012, respectively, from certain foreign subsidiaries. We plan to permanently invest the earnings in the foreign subsidiaries and therefore have not recorded a deferred tax liability associated with the undistributed earnings. A determination of the potential deferred tax liability which would result from these earnings is not practicable at this time.

The recoverability of certain deferred tax assets is based in part on estimates of future income and the timing of temporary differences, and the failure to fully realize such deferred tax assets could result in a higher tax provision in future periods. Our net deferred tax assets from continuing operations totaled $56.1 million and $49.6 million at June 30, 2013 and 2012, respectively. Our accrued income taxes payable totaled $11.3 million and $12.2 million and our accrued income taxes receivable totaled $23.7 million and $25.8 million at June 30, 2013 and 2012, respectively. We have classified $1.8 million of the accrued income taxes receivable at June 30, 2013 as long term as we do not expect collection of these amounts in the next twelve months.

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

We are required to make significant judgments when evaluating our uncertain tax positions and the related tax benefits. We believe our assumptions are reasonable; however, there is no guarantee that the final outcome of the related matters will not differ from the amounts reflected in our income tax provisions and accruals. We adjust our liability for uncertain tax positions based on changes in facts and circumstances such as the closing of a tax audit or changes in estimates. Our income tax provision may be impacted to the extent that the final outcome of these tax positions is different than the amounts recorded. As of June 30, 2013 and 2012, our liabilities for unrecognized tax benefits totaled $15.6 million and $12.7 million, respectively. Of these amounts, $15.5 million and $12.7 million, respectively, if recognized, would impact the effective tax rate.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of June 30, 2013, we had total debt outstanding of approximately $604.6 million which consisted primarily of a $364.4 million term loan and $240.0 million of borrowing under our revolving credit facility. During the year, the interest rate for the credit facility was subject to a leveraged based pricing grid. We have minimized our exposure to market interest rate risk because the variable interest rate on the term loan was effectively converted to a fixed rate as a result of the floating-to-fixed interest rate swaps entered into in December 2008 and June 2011, respectively, and discussed in Note 7 to the consolidated financial statements, Long-Term Debt. As of June 30, 2013, the interest rate on the revolving credit facility was 1.45% and the interest rate on our term loan was approximately 3.59%, after giving effect to our remaining interest rate swaps, given our leverage ratio was approximately 1.8 for the period. We estimate a hypothetical decline of 100 bps in applicable interest rates would have an immaterial impact on our business because we manage this exposure with derivative financial instruments.

Foreign Currency Exchange Rate Risk

Certain of our foreign subsidiaries use their local currency as their functional currency and are exposed to risks resulting from fluctuations in foreign currency exchange rates. During the years ended June 30, 2013 and 2012, we recognized foreign currency exchange rate losses of approximately $6.7 million and $3.4 million, respectively, and during the year ended June 30, 2011, we recognized a foreign currency exchange rate gain of approximately $2.5 million. We estimate that a hypothetical 10% strengthening

(or weakening) of the U.S. dollar for fiscal year 2013 would have had an immaterial impact on our business.

In addition, the net assets of these subsidiaries are exposed to foreign currency translation gains and losses which are included as a component of accumulated other comprehensive income in stockholders' equity in our Consolidated Balance Sheet. Such translation resulted in an unrealized loss of $4.0 million for fiscal year 2012 and an unrealized gain of $45,000 for fiscal year 2013.

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

Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.

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

Management evaluated the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting was effective as of June 30, 2013. The attestation report issued by Deloitte & Touche LLP, an independent registered public accounting firm, on the effectiveness of our internal control over financial reporting is included in their audit opinion included on page F-2 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting during the Quarter Ended June 30, 2013

There were no changes in our internal control over financial reporting that occurred in the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended June 30, 2013.

ITEM 11.    EXECUTIVE COMPENSATION

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended June 30, 2013.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

All information, except the equity compensation plans table below, required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended June 30, 2013.

Equity Compensation Plans

The following table sets forth information as of June 30, 2013 with respect to our equity compensation plans under which our equity securities are authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options and rights(1)	Weighted average exercise price of outstanding options and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category
Equity compensation plans approved by security holders(2)	1,252,191	$27.66	1,937,217	(3)

(1)
Rights include grants for Performance Stock Units that can be exercised for no consideration; the total weighted average exercise price excluding these rights would be $29.60.

(2)
We do not have any equity compensation plans not approved by security holders.

(3)
Includes 136,160 shares of common stock available for future issuance under the 2008 ESPP.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended June 30, 2013.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended June 30, 2013.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Annual Report on Form 10-K:

1.
Financial Statements:

•
Report of Independent Registered Public Accounting Firm

•
Consolidated Balance Sheets as of June 30, 2013 and 2012

•
Consolidated Statements of Operations for the Years Ended June 30, 2013, 2012 and 2011

•
Consolidated Statements of Comprehensive Income for the Years Ended June 30, 2013, 2012 and 2011

•
Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2013, 2012 and 2011

•
Consolidated Statements of Cash Flows for the Years Ended June 30, 2013, 2012 and 2011

•
Notes to consolidated financial statements

2.
Financial Statement Schedules: Schedule II—Valuation and Qualifying Accounts for the years ended June 30, 2013, 2012 and 2011

3.
Exhibits:

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated July 15, 2013, by and among Bally Technologies, Inc., Manhattan Merger Corp., and SHFL entertainment, Inc., filed on July 18, 2013 as Exhibit 2.1 to the Current Report on Form 8-K of Bally Technologies, Inc. and incorporated herein by reference.
3.1
Restated Articles of Incorporation of Alliance Gaming Corporation, as amended, filed on May 7, 2004 as Exhibit 4.6 to the Registration Statement on Form S-8 (File No. 333-115271) of Alliance Gaming Corporation, and incorporated herein by reference.
3.2
Amendment to Amended and Restated Articles of Incorporation dated March 13, 2006, filed on August 29, 2012 as Exhibit 3.2 to the Annual Report on Form 10-K of Bally Technologies, Inc., and incorporated herein by reference.
3.3#	Certificate of Increase in Number of Authorized Shares of Common Stock of Alliance Gaming Corporation dated April 16, 2002.
3.4
Second Amended and Restated Bylaws of Bally Technologies, Inc., filed on October 22, 2012 as Exhibit 3.1 to the Current Report on Form 8-K of Bally Technologies, Inc., and incorporated herein by reference.
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

Exhibit Number	Description
10.2	Second Amended and Restated Credit Agreement, dated as of April 19, 2013 among Bally Technologies, Inc., Bank of America, N.A. as Administrative Agent, Wells Fargo Bank, National Association and Union Bank, N.A., as Syndication Agents, BBVA Compass, Fifth Third Bank, JPMorgan Chase Bank, N.A., Key Bank National Association and U.S. Bank National Association, as Documentation Agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC, and Union Bank, N.A. as Joint Lead Arrangers and Joint Book Managers and the other lenders party thereto, filed on April 24, 2013 as Exhibit 10.1 to the Current Report on Form 8-K of Bally Technologies, Inc., and incorporated herein by reference.
10.3
Master Confirmation—Uncollared Accelerated Share Repurchase dated April 24, 2013, by and between J.P. Morgan Securities LLC and Bally Technologies, Inc., filed on May 6, 2013 as Exhibit 10.1 to the Quarterly Report on Form 10-Q of Bally Technologies, Inc., and incorporated herein by reference.
10.4*
Alliance Gaming Corporation 1996 Long Term Incentive Plan, filed on August 21, 1997 with the Registration Statement on Form S-8 (File No. 333-34077) of Alliance Gaming Corporation, and incorporated herein by reference.
10.5*
Bally Technologies, Inc. 2010 Long Term Incentive Plan, filed on May 4, 2010 as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010 of Bally Technologies, Inc., and incorporated herein by reference.
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
10.8*
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
10.10*
Form of Director Stock Option Agreement under the 2001 Long Term Incentive Plan dated June 13, 2005, filed on August 26, 2011 as Exhibit 10.8 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2011 of Bally Technologies, Inc., and incorporated herein by reference.
10.11*
Form of Notice of Grant of Stock Options and Option Agreement under the 2010 Long Term Incentive Plan, filed on August 26, 2010 as Exhibit 10.10 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2010 of Bally Technologies, Inc., and incorporated herein by reference.
10.12*
Form of Notice of Grant of Award of Restricted Stock and Award Agreement under the 2010 Long Term Incentive Plan, filed on August 26, 2010 as Exhibit 10.11 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2010 of Bally Technologies, Inc., and incorporated herein by reference.

Exhibit Number	Description
10.13*	Restricted Stock Agreement by and between Alliance Gaming Corporation and Richard Haddrill, dated as of June 30, 2004, filed on August 26, 2011 as Exhibit 10.11 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2011 of Bally Technologies, Inc., and incorporated herein by reference.
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
10.16*
Restricted Stock Agreement by and between Alliance Gaming Corporation and Richard Haddrill, dated as of December 22, 2004, filed on August 26, 2011 as Exhibit 10.14 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2011 of Bally Technologies, Inc., and incorporated herein by reference.
10.17*
Employment Agreement between Alliance Gaming Corporation and Richard Haddrill, dated as of June 30, 2004, filed on August 26, 2010 as Exhibit 10.16 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2010 of Bally Technologies, Inc., and incorporated herein by reference.
10.18*
Amendment dated December 22, 2004, to the Employment Agreement by and between Alliance Gaming Corporation and Richard Haddrill, filed on August 26, 2010 as Exhibit 10.17 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2010 of Bally Technologies, Inc., and incorporated herein by reference.
10.19*
Second Amendment to Employment Agreement by and between Alliance Gaming Corporation and Richard Haddrill, effective as of June 13, 2005, filed on August 26, 2011 as Exhibit 10.17 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2011 of Bally Technologies, Inc., and incorporated herein by reference.
10.20*
Form of Third Amendment to Haddrill Employment Agreement dated June 20, 2006, by and between Bally Technologies, Inc. and Richard Haddrill, filed on August 26, 2011 as Exhibit 10.18 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2011 of Bally Technologies, Inc., and incorporated herein by reference.
10.21*#	Form of Fourth Amendment to Haddrill Employment Agreement dated February 13, 2008, by and between Bally Technologies, Inc. and Richard Haddrill.
10.22*
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

Exhibit Number	Description
10.24*	Seventh Amendment to Haddrill Employment Agreement dated August 10, 2009, by and between Bally Technologies, Inc. and Richard Haddrill, filed on August 26, 2010 as Exhibit 10.23 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2010 of Bally Technologies, Inc., and incorporated herein by reference.
10.25*
Eighth Amendment to Haddrill Employment Agreement dated December 22, 2010, by and between Bally Technologies, Inc. and Richard Haddrill, filed on December 27, 2010 as Exhibit 10.1 to the Current Report on Form 8-K of Bally Technologies, Inc., and incorporated herein by reference.
10.26*
Non-Executive Chairman Agreement dated November 14, 2012, by and between Bally Technologies, Inc. and Richard Haddrill, filed on November 20, 2012 as Exhibit 10.2 to the Current Report on Form 8-K of Bally Technologies, Inc., and incorporated herein by reference.
10.27*
Executive Employment Agreement dated November 14, 2012 by and between Bally Technologies, Inc. and Ramesh Srinivasan, filed on November 20, 2012 as Exhibit 10.1 to the Current Report on Form 8-K of Bally Technologies, Inc., and incorporated herein by reference.
10.28*#	Restricted Stock Unit Agreement by and between Bally Technologies, Inc. and Ramesh Srinivasan, dated as of December 14, 2012.
10.29*#	Restricted Stock Unit Agreement by and between Bally Technologies, Inc. and Ramesh Srinivasan, dated January 24, 2013.
10.30*
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
10.32*
Employment Agreement dated December 6, 2011, by and between Bally Technologies, Inc. and Derik Mooberry, filed on December 12, 2011 as Exhibit 10.1 to the Current Report on Form 8-K of Bally Technologies, Inc., and incorporated herein by reference.
21#	Subsidiaries of the Registrant.
23.1#	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
31.1#	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a).
31.2#	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a).
32.1#	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2#	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS#	XBRL Instance Document.
101.SCH#	XBRL Taxonomy Extension Schema Document.
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit Number	Description
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.

*
Denotes management contract or compensatory plan or arrangement.

#
Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLY TECHNOLOGIES, INC. DATED: August 27, 2013
By	/s/ RAMESH SRINIVASAN Ramesh Srinivasan Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ RAMESH SRINIVASAN Ramesh Srinivasan	Chief Executive Officer and Director (Principal Executive Officer)	August 27, 2013
/s/ NEIL P. DAVIDSON Neil P. Davidson	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	August 27, 2013
/s/ ROBERT L. GUIDO Robert L. Guido	Director	August 27, 2013
/s/ RICHARD M. HADDRILL Richard M. Haddrill	Director and Chairman of the Board	August 27, 2013
/s/ JOSEPHINE LINDEN Josephine Linden	Director	August 27, 2013
/s/ W. ANDREW MCKENNA W. Andrew McKenna	Director	August 27, 2013
/s/ DAVID ROBBINS David Robbins	Director	August 27, 2013
/s/ KEVIN VERNER Kevin Verner	Director	August 27, 2013

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Bally Technologies, Inc.
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Bally Technologies, Inc. and subsidiaries (the "Company") as of June 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2013. Our audits also included the financial statement Schedule II—Valuation and Qualifying Accounts for each of the three years in the period ended June 30, 2013. We also have audited the Company's internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management's report on internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bally Technologies, Inc. and subsidiaries as of June 30, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada
August 27, 2013

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2013 AND 2012

	June 30, 2013	June 30, 2012
	(in 000s, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$63,220	$32,673
Restricted cash	12,939	13,645
Accounts and notes receivable, net of allowances for doubtful accounts of $14,813 and $14,073	248,497	264,842
Inventories	68,407	75,066
Prepaid and refundable income tax	21,845	13,755
Deferred income tax assets	38,305	42,822
Deferred cost of revenue	22,417	17,615
Prepaid assets	14,527	13,061
Other current assets	2,920	6,980

Total current assets	493,077	480,459
Restricted long-term investments	14,786	12,171
Long-term accounts and notes receivables, net of allowances for doubtful accounts of $1,764 and $3,029	65,456	55,786
Property, plant and equipment, net	35,097	30,667
Leased gaming equipment, net	113,751	121,151
Goodwill	172,162	171,971
Intangible assets, net	25,076	39,166
Deferred income tax assets	17,944	7,409
Income tax receivable	1,837	12,041
Deferred cost of revenue	12,105	16,542
Other assets, net	27,974	23,104

Total assets	$979,265	$970,467

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$25,863	$41,414
Accrued and other liabilities	91,127	85,310
Jackpot liabilities	11,731	11,682
Deferred revenue	62,254	46,314
Income tax payable	11,345	12,226
Current maturities of long-term debt	24,615	17,091

Total current liabilities	226,935	214,037
Long-term debt, net of current maturities	580,000	494,375
Deferred revenue	23,696	26,715
Other income tax liability	12,658	13,922
Other liabilities	16,804	23,943

Total liabilities	860,093	772,992
Commitments and contingencies (Note 12)
Stockholders' equity:
Special stock, 10,000,000 shares authorized: Series E, $100 liquidation value; 0 and 115 shares issued and outstanding	—	12
Common stock, $.10 par value; 100,000,000 shares authorized; 65,318,000 and 63,150,000 shares issued and 38,855,000 and 42,102,000 outstanding	6,523	6,309
Treasury stock at cost, 26,463,000 and 21,048,000 shares	(1,058,381)	(790,633)
Additional paid-in capital	535,759	489,002
Accumulated other comprehensive loss	(10,692)	(13,477)
Retained earnings	646,339	504,895

Total Bally Technologies, Inc. stockholders' equity	119,548	196,108
Noncontrolling interests	(376)	1,367

Total stockholders' equity	119,172	197,475

Total liabilities and stockholders' equity	$979,265	$970,467

See accompanying notes to consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE YEARS ENDED JUNE 30, 2013

	2013	2012	2011
	(in 000s, except per share amounts)
Revenues:
Gaming equipment and systems	$592,061	$522,342	$439,534
Gaming operations	404,978	357,417	318,621

	997,039	879,759	758,155

Costs and expenses:
Cost of gaming equipment and systems(1)	228,805	226,636	184,836
Cost of gaming operations	122,188	99,680	88,820
Selling, general and administrative	276,685	255,043	225,033
Research and development costs	111,118	96,182	88,086
Depreciation and amortization	22,733	22,775	19,845

	761,529	700,316	606,620

Operating income	235,510	179,443	151,535
Other income (expense):
Interest income	5,328	5,221	4,960
Interest expense	(18,120)	(17,378)	(11,984)
Loss on extinguishment of debt	—	—	(4,119)
Other, net	(6,443)	(2,827)	3,001

Income from continuing operations before income taxes	216,275	164,459	143,393
Income tax expense	(76,574)	(63,549)	(45,182)

Income from continuing operations	139,701	100,910	98,211
Discontinued operations:
Loss on sale of discontinued operations, net of tax	—	—	(403)

Loss from discontinued operations, net of tax	—	—	(403)

Net income	139,701	100,910	97,808
Less net loss attributable to noncontrolling interests	(1,743)	(238)	(455)

Net income attributable to Bally Technologies, Inc.	$141,444	$101,148	$98,263

Basic earnings per share attributable to Bally Technologies, Inc.:
Income from continuing operations	$3.53	$2.35	$1.90
Loss on sale of discontinued operations	—	—	(0.01)

Basic earnings per share	$3.53	$2.35	$1.89

Diluted earnings per share attributable to Bally Technologies, Inc.:
Income from continuing operations	$3.45	$2.28	$1.82
Loss on sale of discontinued operations	—	—	(0.01)

Diluted earnings per share	$3.45	$2.28	$1.81

Weighted average shares outstanding:
Basic	40,120	42,985	51,960

Diluted	40,992	44,420	54,420

Amounts attributable to Bally Technologies, Inc.:
Income from continuing operations, net of tax	$141,444	$101,148	$98,666
Loss on sale of discontinued operations, net of tax	—	—	(403)

Net income	$141,444	$101,148	$98,263

(1)
Cost of gaming equipment and systems exclude amortization related to certain intangibles, including core technology and license rights, which are included in depreciation and amortization.

See accompanying notes to consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE YEARS ENDED JUNE 30, 2013

	2013	2012	2011
	(in 000s)
Net income	$139,701	$100,910	$97,808
Other comprehensive income (loss):
Foreign currency translation adjustment before income taxes	45	(3,959)	762
Income tax expense	—	—	—

Foreign currency translation adjustment	45	(3,959)	762
Unrealized gain (loss) on derivative financial instruments before income taxes	4,216	(9,930)	(1,204)
Income tax (expense) benefit	(1,476)	3,476	422

Unrealized gain (loss) on derivative financial instruments	2,740	(6,454)	(782)
Total other comprehensive income (loss), net of income taxes	2,785	(10,413)	(20)

Comprehensive income	142,486	90,497	97,788
Less: comprehensive loss attributable to noncontrolling interests	(1,743)	(238)	(455)

Comprehensive income attributable to Bally Technologies, Inc.	$144,229	$90,735	$98,243

See accompanying notes to consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE THREE YEARS ENDED JUNE 30, 2013

						Accumulated Other Comprehensive Income (Loss) ("OCI")
	Common Stock
			Series E Special Stock	Treasury Stock	Additional Paid-In Capital		Retained Earnings	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Dollars
	(in 000s)
Balances at June 30, 2010	59,495	$5,943	$12	$(157,053)	$392,853	$(3,044)	$303,100	$2,381	$544,192

Income from continuing operations, net of tax	—	—	—	—	—	—	98,666	(455)	98,211
Loss on sale of discontinued operations, net of tax	—	—	—	—	—	—	(403)	—	(403)
Foreign currency translation adjustment	—	—	—	—	—	762	—	—	762
Unrealized loss on derivative financial instruments, net of tax	—	—	—	—	—	(782)	—	—	(782)

Total comprehensive income	—	—	—	—	—	—	—	—	$97,788
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(239)	(239)
Issuance and receipt of restricted stock, ESPP shares, stock options and related tax and tax benefit	2,046	206	—	(3,161)	36,953	—	—	—	33,998
Purchase of common stock for treasury	—	—	—	(474,054)	—	—	—	—	(474,054)
Share-based compensation	—	—	—	—	12,907	—	—	—	12,907

Balances at June 30, 2011	61,541	$6,149	$12	$(634,268)	$442,713	$(3,064)	$401,363	$1,687	$214,592

Income from continuing operations, net of tax	—	—	—	—	—	—	101,148	(238)	100,910
Foreign currency translation adjustment	—	—	—	—	—	(3,959)	—	—	(3,959)
Unrealized loss on derivative financial instruments, net of tax	—	—	—	—	—	(6,454)	—	—	(6,454)

Total comprehensive income	—	—	—	—	—	—	—	—	$90,497
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(82)	(82)
Cumulative effect of adoption of ASU 2010-16 for change in jackpot accounting	—	—	—	—	—	—	2,384	—	2,384
Issuance and receipt of restricted stock, ESPP shares, stock options and related tax and tax benefit	1,609	160	—	(1,720)	32,117	—	—	—	30,557
Purchase of common stock for treasury	—	—	—	(154,645)	—	—	—	—	(154,645)
Share-based compensation	—	—	—	—	14,172	—	—	—	14,172

Balances at June 30, 2012	63,150	$6,309	$12	$(790,633)	$489,002	$(13,477)	$504,895	$1,367	$197,475

Income from continuing operations, net of tax	—	—	—	—	—	—	141,444	(1,743)	139,701
Foreign currency translation adjustment	—	—	—	—	—	45	—	—	45
Unrealized gain on derivative financial instruments, net of tax	—	—	—	—	—	2,740	—	—	2,740

Total comprehensive income	—	—	—	—	—	—	—	—	$142,486
Purchase of Series E special stock	—	—	(12)	—	—	—	—	—	(12)
Issuance and receipt of restricted stock, ESPP shares, stock options and related tax and tax benefit	2,168	214	—	(10,099)	55,877	—	—	—	45,992
Accelerated share repurchase forward contract	—	—	—	22,500	(22,500)	—	—	—	—
Purchase of common stock for treasury	—	—	—	(280,149)	—	—	—	—	(280,149)
Share-based compensation	—	—	—	—	13,380	—	—	—	13,380

Balances at June 30, 2013	65,318	$6,523	$—	$(1,058,381)	$535,759	$(10,692)	$646,339	$(376)	$119,172

See accompanying notes to consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE YEARS ENDED JUNE 30, 2013

	2013	2012	2011
	(in 000s)
Cash flows from operating activities:
Net income	$139,701	$100,910	$97,808
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of discontinued operations, net of tax	—	—	403
Loss on extinguishment of debt	—	—	4,119
Depreciation and amortization	88,272	81,453	74,980
Amortization of deferred debt issuance costs	1,810	1,807	3,404
Share-based compensation	13,380	14,172	12,907
Provision for doubtful accounts	11,173	9,863	7,963
Inventory write-downs	6,130	5,902	3,623
Income tax (benefit) expense	(6,723)	(5,986)	18,811
Excess tax benefit of stock option exercises	(18,899)	(5,523)	(8,214)
Other	2,333	3,949	(1,320)
Change in operating assets and liabilities:
Accounts and notes receivable	1,084	(35,934)	(46,647)
Inventories	(54,832)	(98,432)	(101,797)
Prepaid and refundable income tax and income tax payable	19,240	40,802	(24,849)
Other current assets	(83)	(7,111)	(557)
Accounts payable	(15,484)	(2,693)	14,615
Accrued and jackpot liabilities	5,374	15,376	3,393
Deferred revenue and deferred cost of revenue	12,896	12,428	(1,886)

Net cash provided by operating activities	205,372	130,983	56,756

Cash flows from investing activities:
Acquisitions	—	(10,490)	—
Capital expenditures	(16,802)	(11,464)	(13,202)
Restricted cash and investments	(1,909)	(4,913)	474
Development financing provided to customers	(1,228)	—	(9,940)
Payments received from development financing	223	—	—
Additions to other long-term assets	(1,932)	(8,331)	(6,552)

Net cash used in investing activities	(21,648)	(35,198)	(29,220)

Cash flows from financing activities:
Proceeds from borrowing	100,000	—	300,000
Proceeds from revolving credit facility	100,000	41,000	250,884
Payments on revolving credit facility	(90,000)	(30,000)	(31,884)
Capitalized debt issuance costs	(4,909)	—	(7,118)
Pay-off of debt from refinancing	—	—	(142,500)
Payments on long-term debt and capital leases	(16,964)	(15,040)	(35,049)
Acquisition-related contingent consideration	(1,351)	—	—
Distributions to noncontrolling interests	—	(82)	(239)
Purchase of treasury stock and forward contract	(292,378)	(154,235)	(477,215)
Purchase of series E special stock	(12)	—	—
Excess tax benefit of stock option exercises	18,899	5,523	8,214
Proceeds from exercise of stock options and employee stock purchases	35,642	25,888	28,441

Net cash used in financing activities	(151,073)	(126,946)	(106,466)

Effect of exchange rate changes on cash	(2,104)	(2,591)	669

Net cash used in operating activities of discontinued operations	—	—	(403)

Cash and cash equivalents:
Increase (decrease) for year	30,547	(33,752)	(78,664)
Balance, beginning of year	32,673	66,425	145,089

Balance, end of year	$63,220	$32,673	$66,425

See accompanying notes to consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2013

The following supplemental information is related to the consolidated statements of cash flows:

	Year Ended June 30,
	2013	2012	2011
	(in 000s)
Cash paid for interest	$16,124	$17,119	$11,985
Cash paid for income taxes	63,693	29,297	46,132
Non-cash investing and financing transactions:
Transfer of inventory to leased gaming equipment(1)	74,840	104,512	87,307
Reclassify property, plant and equipment to inventory(1)	17,112	16,685	15,519
Liabilities assumed in acquisitions	—	5,395	—

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

The carrying amounts reflected in the accompanying consolidated balance sheets for cash equivalents, accounts and notes receivable, investment securities to fund jackpot liabilities, accounts payable, jackpot liabilities and long-term debt approximate their respective fair values. Cash equivalents and investment securities to fund jackpot liabilities have Level 1 inputs with values based on quoted market prices. Accounts and notes receivable and jackpot liabilities have Level 3 inputs and were valued using Discounted Cash Flows ("DCF") incorporating expected future payment timing and current borrowing rates. Long-term debt has Level 2 inputs and was valued using DCF incorporating expected future payment timing and current borrowing rates.

The Company transacts business in various foreign currencies and has international sales and expenses denominated in foreign currencies, subjecting the Company to foreign currency risk. The Company enters into foreign currency forward contracts, generally with maturities of twelve months or less, to hedge recognized foreign currency assets and liabilities to reduce the risk that earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. The gains or losses resulting from changes in the fair value of these forward contracts, which are not designated as accounting hedges, are reported in other income (expense) in the consolidated statements of operations, and generally offset the gains and losses associated with the underlying foreign-currency-denominated balances, which are also reported in other income (expense). As of June 30, 2013 and 2012, euro forward contracts for a total of $33.0 million and $38.0 million, respectively, or the notional equivalent of €25.3 million and €30 million, were outstanding. In addition, as of June 30, 2013, a pound sterling forward contract for $2.3 million, or the equivalent of £1.5 million, was outstanding.

The Company also uses interest rate derivatives to manage the interest expense generated by variable rate debt. See Note 7 to consolidated financial statements, Long-Term Debt.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company's derivative financial instruments are measured at fair value on a recurring basis, and the balances were as follows:

	Fair Value Measurements Using Input Type
	Level 1	Level 2	Level 3
	(in 000s)
As of June 30, 2013:
Other current assets:
Foreign currency derivative financial instrument	$—	$397	$—

Liabilities:
Accrued and other liabilities:
Foreign currency derivative financial instrument	$—	$22	$—

Interest rate derivative financial instruments	$—	$4,689	$—

Other liabilities:
Interest rate derivative financial instrument	$—	$4,927	$—

	Fair Value Measurements Using Input Type
	Level 1	Level 2	Level 3
	(in 000s)
As of June 30, 2012:
Other current assets:
Foreign currency derivative financial instrument	$—	$2,850	$—

Liabilities:
Accrued and other liabilities:
Foreign currency derivative financial instrument	$—	$115	$—

Interest rate derivative financial instruments	$—	$4,804	$—

Other liabilities:
Interest rate derivative financial instrument	$—	$9,028	$—

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

Accounting for Derivative Instruments and Hedging Activity

The Company assesses, both at the inception of each hedge and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged items resulting in hedge accounting treatment. The interest rate derivative instruments meet these requirements and are accounted for as a cash flow hedges.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The impact of the cash flow hedge and non-designated foreign currency derivatives on the consolidated financial statements is depicted below:

	Amount of Loss Recognized in OCI on Derivative (Effective Portion)				Amount of Loss Reclassified From Accumulated OCI into Income (Effective Portion)
Cash Flow Hedging Derivative	Year Ended June 30, 2013	Year Ended June 30, 2012	Year Ended June 30, 2011	Location of Loss	Year Ended June 30, 2013	Year Ended June 30, 2012	Year Ended June 30, 2011
	(in 000s)				(in 000s)
Interest rate swap agreement	$(921)	$(14,969)	$(3,661)	Interest expense	$(5,137)	$(5,039)	$(2,458)

	Amount of Loss Recognized in Income on Derivative (Ineffective Portion)
Location of Loss	Year Ended June 30, 2013	Year Ended June 30, 2012	Year Ended June 30, 2011
	(in 000s)
Interest expense	$(9)	$—	$—

	Amount of Income (Loss) Recognized in Other Income (Expense)
Non-Designated Derivative	Year Ended June 30, 2013	Year Ended June 30, 2012	Year Ended June 30, 2011
	(in 000s)
Foreign Currency Forward Contract	$(1,151)	$4,246	$(135)

Cash and cash equivalents

Cash and cash equivalents consist of highly liquid debt instruments purchased with an original maturity of three months or less at the date of purchase and are carried at cost, which approximates fair value.

Restricted cash

The Company maintains jackpot funds totaling approximately $12.9 million and $13.6 million at June 30, 2013 and 2012, respectively, to ensure availability of funds to pay wide-area progressive jackpot awards.

Accounts and notes receivable and allowances for doubtful accounts

Accounts and notes receivable are stated at face value less an allowance for doubtful accounts. The Company generally grants customers credit terms for periods of 30 to 120 days, but may also grant extended payment terms to some customers for periods generally up to three years, with interest generally at market rates.

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

Inventories

Inventories are stated at the lower of cost, determined on a first in, first out basis, or market. Cost elements included in work-in-process and finished goods include raw materials, direct labor and manufacturing overhead. Inventories consist of the following:

	June 30,
	2013	2012
	(in 000s)
Raw materials	$42,464	$50,498
Work-in-process	1,508	1,713
Finished goods	24,435	22,855

Total	$68,407	$75,066

The Company regularly reviews inventory quantities and updates estimates for the net realizable value of inventories to estimate potential excess or obsolete inventory. Our process includes examining the carrying values of new and used gaming devices, parts and ancillary equipment in comparison to the current fair market values for such equipment (less costs to sell or dispose). The determination of obsolete or excess inventory requires us to estimate the future demand for our products within specific time horizons, generally one year or less. Additional factors involved in this analysis include the overall levels of our inventories, the costs required to sell the products, including refurbishment costs, importation costs for international shipments, and the overall projected demand for products after release of the next generation of products. Demand for parts inventory is also subject to technical obsolescence.

The Company recorded inventory write-downs totaling approximately $6.1 million, $5.9 million and $3.6 million during the years ended June 30, 2013, 2012 and 2011, respectively. Additional valuation charges could occur in the future as a result of changes in the factors listed above. These charges are included in the cost of gaming equipment and systems in the consolidated statements of operations.

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

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted long-term investments

The Company purchases U.S. Treasury Strip Securities for the benefit of jackpot winners who elect to receive annual or weekly installment payments. These securities are held to maturity and recorded at cost plus interest accretion to date. Such securities are included in restricted long-term investments in the consolidated balance sheets, and totaled $14.8 million and $12.2 million as of June 30, 2013 and 2012, respectively.

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

Depreciation and amortization expense

For the years ended June 30, 2013, 2012 and 2011, depreciation and amortization expense from continuing operations totaled $88.3 million, $81.5 million and $75.0 million, respectively. Of these amounts, $65.6 million, $58.7 million and $55.1 million of depreciation and amortization expense were included in cost of gaming equipment and systems and cost of gaming operations in the consolidated statements of operations.

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

During the years ended June 30, 2013, 2012 and 2011, no impairment charges related to long-lived assets or goodwill were recorded.

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

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In allocating arrangement fees under the relative selling price hierarchy, the Company uses VSOE for all products which have been sold on a stand-alone basis or the stated renewal rate for maintenance and product support fees. As TPE is generally not available, the Company uses ESP for products that are not sold on a stand-alone basis and for recently introduced products that are sold on a stand-alone basis but for which a history of stand-alone sales has not yet been developed. Following these guidelines, the Company uses either VSOE or ESP for gaming devices, system-based hardware products, maintenance and product support fees associated with perpetual licenses and professional services; and ESP for perpetual and time-based software licenses and maintenance and product support fees associated with time-based licenses.

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

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Advertising costs

The Company expenses advertising costs as incurred, which totaled $10.0 million, $9.3 million and $9.6 million from continuing operations for the years ended June 30, 2013, 2012 and 2011, respectively.

Warranty and product indemnifications

Gaming devices are typically sold with a 90-day parts and labor warranty and certain sales agreements include third-party indemnifications for intellectual property infringement. Warranty expense is calculated using historical experience, and totaled $3.6 million, $4.1 million and $2.5 million for the years ended June 30, 2013, 2012 and 2011, respectively, and no costs have been incurred or accrued related to indemnities.

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

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In February 2013, the FASB issued new accounting guidance to improve the reporting of reclassifications out of accumulated other comprehensive income ("AOCI"). Under the guidance, an entity is required to provide information about the amounts reclassified out of AOCI by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. The guidance did not change the requirements for reporting net income or other comprehensive income in the financial statements. The new guidance is effective for annual reporting periods beginning on or after December 15, 2012, and interim periods within those annual periods. The Company expects to adopt this guidance in fiscal year 2014 and does not believe it will have a significant impact on its consolidated results of operations, financial condition and cash flows.

In February 2013, the FASB issued new accounting guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. The Company expects to adopt this guidance in fiscal year 2015 and does not believe it will have a significant impact on its consolidated results of operations, financial condition and cash flows.

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

The following computation of basic and diluted earnings per share applicable to the Company's common stock is as follows:

	Year Ended June 30,
	2013	2012	2011
	(in 000s, except per share amounts)
Amounts attributable to Bally Technologies, Inc.:
Income from continuing operations, net of tax	$141,444	$101,148	$98,666
Loss on sale of discontinued operations, net of tax	—	—	(403)

Diluted earnings attributable to Bally Technologies, Inc.	$141,444	$101,148	$98,263

Weighted average common shares outstanding	40,120	42,985	51,960
Dilutive effect of:
Stock options, Restricted Stock Units ("RSU") and restricted stock	872	1,435	2,459
Warrants	—	—	1

Weighted average diluted shares outstanding	40,992	44,420	54,420

Basic earnings per share attributable to Bally Technologies, Inc.:
Income from continuing operations	$3.53	$2.35	$1.90
Loss on sale of discontinued operations	—	—	(0.01)

Basic earnings per share	$3.53	$2.35	$1.89

Diluted earnings per share attributable to Bally Technologies, Inc.:
Income from continuing operations	$3.45	$2.28	$1.82
Loss on sale of discontinued operations	—	—	(0.01)

Diluted earnings per share	$3.45	$2.28	$1.81

Certain securities were excluded from the diluted per share calculation because their inclusion would be anti-dilutive. Such securities consist of the following:

	Year Ended June 30,
	2013	2012	2011
	(in 000s)
Stock options, RSU and restricted stock	70	574	688

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.     ACCOUNTS AND NOTES RECEIVABLE AND ALLOWANCES FOR DOUBTFUL ACCOUNTS

The Company has one portfolio segment, the gaming industry customer, and four classes of receivables including its trade receivables with a contract term less than one year, trade receivables with a contract term greater than one year, sales-type leasing arrangements, and notes receivable, which are related to development financing loans. Trade receivables with contract terms greater than one year relate to the sale of gaming equipment and systems transactions, and are generally collateralized by the related equipment sold, although the value of such equipment, if repossessed, may be less than the receivable balance outstanding. Sales-type leasing arrangements relate to gaming equipment and include options to purchase the equipment at the end of the lease term at established prices. Customers with sales-type leasing arrangements typically have a long-standing credit history with the Company.

The Company's accounts and notes receivable were as follows:

	Accounts and Notes Receivable as of June 30, 2013
				Accounts and Notes Receivable as of June 30, 2012
		Ending Balance Individually Evaluated for Impairment
	Ending Balance		Ending Balance Collectively Evaluated for Impairment	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
	(in 000s)
Contract term less than one year:
Trade and other receivables, current	$170,598	$1,589	$169,009	$173,889	$3,655	$170,234
Contract term greater than one year:
Trade receivables, current	82,600	63,193	19,407	85,075	41,213	43,862
Trade receivables, noncurrent	40,178	17,961	22,217	30,476	7,213	23,263

	122,778	81,154	41,624	115,551	48,426	67,125
Lease receivables, current	6,701	6,701	—	14,763	14,763	—
Lease receivables, noncurrent	9,928	9,928	—	15,070	15,070	—

	16,629	16,629	—	29,833	29,833	—
Notes receivable, current	3,411	3,411	—	5,188	5,188	—
Notes receivable, noncurrent	17,114	17,114	—	13,269	13,269	—

	20,525	20,525	—	18,457	18,457	—
Total current	263,310	74,894	188,416	278,915	64,819	214,096
Total noncurrent	67,220	45,003	22,217	58,815	35,552	23,263

Total	$330,530	$119,897	$210,633	$337,730	$100,371	$237,359

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The activity related to the allowance for doubtful accounts for the year ended June 30, 2013 is summarized below:

	Allowance for Doubtful Accounts
	Beginning Balance as of June 30, 2012	Charge- offs	Recoveries	Provision	Ending Balance as of June 30, 2013	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
	(in 000s)
Contract term less than one year:
Trade and other receivables, current	$(6,138)	$1,449	$—	$184	$(4,505)	$(1,445)	$(3,060)
Contract term greater than one year:
Trade receivables, current	(7,935)	3,973	822	(7,168)	(10,308)	(8,101)	(2,207)
Trade receivables, noncurrent	(1,279)	2,598	—	(3,083)	(1,764)	—	(1,764)

	(9,214)	6,571	822	(10,251)	(12,072)	(8,101)	(3,971)
Lease receivables, current	—	—	—	—	—	—	—
Lease receivables, noncurrent	—	—	—	—	—	—	—

	—	—	—	—	—	—	—
Notes receivable, current	—	—	—	—	—	—	—
Notes receivable, noncurrent	(1,750)	2,856	—	(1,106)	—	—	—

	(1,750)	2,856	—	(1,106)	—	—	—
Total current	(14,073)	5,422	822	(6,984)	(14,813)	(9,546)	(5,267)
Total noncurrent	(3,029)	5,454	—	(4,189)	(1,764)	—	(1,764)

Total	$(17,102)	$10,876	$822	$(11,173)	$(16,577)	$(9,546)	$(7,031)

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The activity related to the allowance for doubtful accounts for the year ended June 30, 2012 is summarized below:

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

Gaming is a highly regulated industry requiring customers to obtain a licensing and verify with the applicable regulatory agency that they have the financial resources to operate a gaming establishment. Many of the Company's customers, including new casinos that have opened in recent years, are owned by existing multi-property customers that have established a favorable payment history with the Company. Customer accounts typically include a mix of trade receivables balances with terms for periods of 30 to 120 days and financing receivables resulting from extended payment terms.

The Company monitors the credit quality of its accounts receivable by reviewing an aging of customer invoices. Invoices are considered past due if a scheduled payment is not received within agreed upon terms. The Company's notes receivable are reviewed quarterly, at a minimum, for impairment. The Company also reviews a variety of other relevant qualitative information such as collection experience, economic conditions and specific customer financial conditions to evaluate credit risk in recording the allowance for doubtful accounts or as an indicator of an impaired loan.

The Company accrues interest, if applicable, on its accounts and notes receivables per the terms of the agreement. Interest is not accrued on past due accounts and notes receivable, or individual amounts that the Company has determined and specifically identified as not collectible.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following summarizes the aging of past due receivables, excluding trade accounts receivable with a contract term less than one year, as of June 30, 2013:

	1 to 90 Days Past Due	91 to 180 Days Past Due	181 + Days Past Due	Total Past Due	Current	Total Receivable	Recorded Investment in Receivables on Nonaccrual Status	Recorded Investment 90 Days and Accruing
	(in 000s)
Trade receivables	$9,636	$2,851	$6,869	$19,356	$103,422	$122,778	$19,356	$—
Lease receivables	—	—	—	—	16,629	16,629	—	—
Notes receivable	—	—	—	—	20,525	20,525	—	—

Total	$9,636	$2,851	$6,869	$19,356	$140,576	$159,932	$19,356	$—

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

The aging of customer invoices and note balances are based on their contractually agreed upon payment terms, which in certain rare circumstances have been modified from the original financing terms. The modification of original financing terms are infrequent and generally do not represent a concession as they result only in a delay of payment that is typically insignificant to total trade, lease and notes receivable balances.

The Company provided development financing to certain customers in the form of notes receivable. Notes receivable as of June 30, 2012, include $15.6 million, net of discounts of $3.3 million, and as of June 30, 2013, $19.5 million related to development financing loans made to HBG Connex S.P.A. ("HBG") to allow it to make advance payments necessary to obtain gaming licenses in the Italian Video Lottery Terminal ("VLT") market. The Company entered into a settlement agreement with HBG (see Note 12 to consolidated financial statements, Commitments and Contingencies) which, amongst other matters, resulted in the replacement of the existing non-interest bearing development financing notes receivable with a new note receivable bearing a stated interest rate of 4% per annum with graduated monthly installments over four years from July 2013 to June 2017. In connection with the settlement agreement, the discounts totaling $3.3 million associated with the original HBG notes receivable were reversed during the year ended June 30, 2013 and the $4.6 million in contract rights associated with HBG were derecognized (see Note 5 to consolidated financial statements, Goodwill and Intangible Assets). This resulted in a $1.3 million charge recorded to SG&A. There were no significant modifications of accounts receivable during the period.

Impairment is recognized when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of a note

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

arrangement. During the year ended June 30, 2012, based on an individual customer's filing of a bankruptcy petition, the Company recognized an impairment charge on notes receivable and a related allowance of $1.8 million after estimating the fair value of the collateral less costs to sell. During the year ended June 30, 2013, the Company recognized an impairment charge of $1.1 million based on the actual proceeds received from the sale of the collateral. As a result, there were no recorded investments in impaired loans as of June 30, 2013.

The impaired loan balance as of June 30, 2012 was as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(in 000s)
With an allowance recorded:
Notes receivable	$2,856	$2,856	$(1,750)	$2,856	$—
With no related allowance recorded:
Notes receivable	—	—	—	—	—

Total	$2,856	$2,856	$(1,750)	$2,856	$—

The fair value of accounts and notes receivable, net, is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers, with similar credit ratings and remaining maturities. As of June 30, 2013 and 2012, respectively, the fair value of the accounts and notes receivable, net, approximate the carrying value.

4.     PROPERTY, PLANT AND EQUIPMENT AND LEASED GAMING EQUIPMENT

	June 30,
	2013	2012
	(in 000s)
Land and land improvements	$1,975	$1,975
Buildings and leasehold improvements	29,582	25,908
Gaming equipment	30,552	29,293
Furniture, fixtures and equipment	33,544	32,314
Less accumulated depreciation	(60,556)	(58,823)

Property, plant and equipment, net	$35,097	$30,667

Leased gaming equipment	$323,431	$306,997
Less accumulated depreciation	(209,680)	(185,846)

Leased gaming equipment, net	$113,751	$121,151

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.     GOODWILL AND INTANGIBLE ASSETS

		June 30, 2013			June 30, 2012
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in 000s)
Computer software	3 - 5	$39,484	$(35,796)	$3,688	$39,633	$(34,442)	$5,191
License rights	3 - 13	12,819	(7,215)	5,604	8,440	(4,251)	4,189
Trademarks	5 - 10	2,430	(2,239)	191	2,430	(2,216)	214
Core technology	5 - 14	27,063	(21,887)	5,176	27,063	(17,935)	9,128
Contract rights	2 - 10	10,943	(9,766)	1,177	15,496	(8,522)	6,974
Other intangibles	3 - 5	2,548	(808)	1,740	6,574	(604)	5,970

Total finite-lived intangible assets		$95,287	$(77,711)	$17,576	$99,636	$(67,970)	$31,666
Trademark	indefinite	7,500	—	7,500	7,500	—	7,500

Total		$102,787	$(77,711)	$25,076	$107,136	$(67,970)	$39,166

Total amortization expense related to finite-lived intangible assets totaled $10.9 million, $9.8 million and $9.3 million for the years ended June 30, 2013, 2012 and 2011, respectively, which included computer software amortization expense of $2.1 million, $2.3 million and $3.3 million, respectively.

During the year ended June 30, 2013, contract rights of approximately $4.6 million associated with HBG were derecognized in conjunction with the settlement agreement (see Note 12 to consolidated financial statements, Commitments and Contingencies).

During the year ended June 30, 2012, the Company acquired substantially all the assets and liabilities of MacroView Labs and Chiligaming LTD for approximately $8.8 million and $7.1 million, respectively. As part of the transactions, the Company recognized $4.3 million in core technology, $0.9 million in contract rights, and $10.7 million in goodwill. The Company has not presented pro forma information for the acquisitions as the impact was insignificant both individually, and in the aggregate, to the Company's most recent consolidated financial statements.

The Company's indefinite-lived intangible asset of approximately $7.5 million was for one-time consideration given for a perpetual, world-wide license for the use of the Bally trademark in connection with the Company's business.

Future amortization of finite-lived intangible assets is scheduled as follows:

Year Ended June 30,	(in 000s)
2014	$8,283
2015	4,495
2016	2,648
2017	858
2018	248
Thereafter	1,044

Total	$17,576

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All goodwill is associated with continuing operations. The changes in the carrying amount of goodwill for the years ended June 30, 2013 and 2012 are as follows:

(in 000s)
Balance as of June 30, 2011	$162,110
Additions	10,656
Foreign currency translation adjustment	(795)

Balance as of June 30, 2012	171,971
Foreign currency translation adjustment	191

Balance as of June 30, 2013	$172,162

6.     ACCRUED AND OTHER LIABILITIES

	June 30,
	2013	2012
	(in 000s)
Payroll and related costs	$39,077	$30,212
Legal, professional and consulting costs	9,948	13,548
Customer deposits	9,430	6,154
Royalties	4,919	4,019
Regulatory approval costs	2,922	2,394
Sales, use and gaming taxes	3,957	4,322
Interest rate derivative financial instruments	4,689	4,804
Foreign currency derivative financial instrument	22	115
Accrued purchase of treasury stock	—	2,130
Other	16,163	17,612

Total accrued and other liabilities	$91,127	$85,310

7.     LONG-TERM DEBT

	June 30,
	2013	2012
	(in 000s)
Revolving credit facility	$240,000	$230,000
Term loan facility	364,375	281,250
Other, generally unsecured	240	216

Long-term debt	604,615	511,466
Less current maturities	(24,615)	(17,091)

Long-term debt, net of current maturities	$580,000	$494,375

As of June 30, 2013 and 2012, there was approximately $460.0 million and $170.0 million, respectively, of undrawn availability under the revolving credit facility. Availability under the revolving credit facility is reduced to the extent of outstanding letters of credit.

On April 15, 2011, the Company entered into an amended and restated credit agreement, that provides for a five-year $700 million senior secured credit facility comprised of a $300 million term loan and a $400 million revolving credit facility. On April 19, 2013, the Company entered into an second amended

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and restated credit agreement that provides for a five-year $1.07 billion senior secured credit facility comprised of a $370 million term loan and a $700 million revolving credit facility, including a $50 million sublimit for the issuance of standby letters of credit, a $10 million sublimit for swingline loans and a $150 million sublimit for multicurrency borrowings approved under the credit facility. The interest rate on the credit facility is subject to a leverage-based pricing grid that ranges from LIBOR plus a margin of 1.00% to 2.00%.

As of June 30, 2013 and 2012, the interest rate on the revolving credit facility was 1.45% and 1.75%, respectively, and the interest rate on the term loan was 3.59% and 3.58%, respectively, after giving effect to the floating-to-fixed interest rate swap(s).

Under the credit facility, the term loan requires quarterly principal reductions in an amount equal to $5,625,000, through March 2014; $7,500,000, from June 2014 through March 2016; and $5,000,000 from June 2016 until the term loan's maturity in April 2018 upon when the remaining outstanding principal balance of $247,500,000 is due.

The credit facility is collateralized by substantially all of the Company's domestic property and is guaranteed by each of the Company's domestic subsidiaries, excluding any noncontrolling interests, and is secured by a pledge agreement.

The fair value of long-term debt is estimated by discounting expected cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of June 30, 2013 and 2012, the fair value of long-term debt approximated the carrying value.

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

A breach of any of the covenants or the inability to comply with the required financial ratios could result in a default under the credit facility. In the event of any such default, the lenders could elect to declare all borrowings outstanding under the credit facility, together with any accrued interest and other fees, to be due and payable. If the Company were unable to repay the indebtedness upon its acceleration, the lenders could proceed against the underlying collateral. The Company was in compliance with all of the credit facility covenants as of June 30, 2013 and 2012.

Interest Rate Swap Agreements

Effective December 2008, the Company entered into a floating-to-fixed interest rate swap agreement with an original notional value of $218.8 million that matured on September 26, 2012. Effective June 2011, the Company entered into a second floating-to-fixed rate swap agreement with an original notional value of $165.0 million and a maturity date of May 13, 2016 to fix a portion of the floating LIBOR based debt under the new term loan to fixed rate debt at an interest rate of 2.09% (plus applicable margin). The second interest swap has an accreting and subsequently amortizing notional in order to hedge the targeted amount of debt over the life of the swap. At June 30, 2013 and 2012, the swap agreements had a notional value of $264.4 million and $281.3 million, respectively.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has documented and designated these interest rate swaps as cash flow hedges. Based on the assessment of effectiveness using statistical regression, the Company determined that the interest rate swaps are effective. Effectiveness testing of the hedge relationships and measurement to quantify ineffectiveness is performed each fiscal quarter using the hypothetical derivative method. As the interest rate swaps qualify as cash flow hedges, the Company adjusts the cash flow hedges on a quarterly basis to their fair value with a corresponding offset to accumulated Other Comprehensive Income ("OCI"). The interest rate swaps have been and are expected to remain highly effective for the life of the hedges. Effective amounts are reclassified to interest expense as the related hedged expense is incurred. Any ineffectiveness is reclassified from accumulated other comprehensive income to other income (expense). As of June 30, 2013, the Company had no ineffectiveness on its cash flow hedges. Amounts related to the swaps expected to be reclassified from other comprehensive income to interest expense in the next twelve months total $4.7 million.

Additional information on the Company's interest rate swaps are as follows:

Interest Rate Derivative Financial Instruments	Balance Sheet Location	Fair Value (in 000s)	Location of Offsetting Balance
Cash flow hedges—$264.4 million LIBOR based debt	Accrued and other liabilities	$4,689
	Other liabilities	4,927

		$9,616	Accumulated other comprehensive income (before income taxes)

Principal Repayments

Annual principal maturities of the Company's long-term debt are as follows:

Year Ended June 30,	(in 000s)
2014	$24,615
2015	30,000
2016	27,500
2017	20,000
2018	502,500

Total	$604,615

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.     LEASES

The Company leases certain office space, equipment, autos, and warehouse facilities and other property locations under noncancelable operating leases which are generally included in selling, general and administrative expenses. Operating rental expense is as follows:

	Year Ended June 30,
	2013	2012	2011
	(in 000s)
Equipment, auto and office space leases	$11,220	$9,273	$9,060
Sublease rental income	—	(317)	(357)

	$11,220	$8,956	$8,703

Future minimum rental payments required under noncancelable operating leases are as follows:

Year Ended June 30,	Operating
2014	$8,872
2015	6,594
2016	5,152
2017	3,059
2018	1,192
Thereafter	521

Total minimum payments	$25,390

9.     SHARE-BASED COMPENSATION

Employee Stock Purchase Plan

The 2008 Employee Stock Purchase Plan (the "2008 ESPP") provides that eligible employees are able to contribute up to 10% of their eligible earnings towards the quarterly purchase of the Company's common stock. The employee's purchase price is equal to 85% of the fair market value. During the years ended June 30, 2013, 2012 and 2011, employees purchased 77,094, 76,526 and 67,730 shares of common stock for approximately $3.2 million, $2.6 million and $2.1 million, respectively.

Share-Based Award Plans

The Company's 2010 Long-Term Incentive Plan, which was an amendment and restatement of the Company's 2001 Long-Term Incentive Plan, as amended, (the "2010 Plan") provides for the issuance of up to 15,050,000 shares of common stock, with awards of restricted stock, restricted stock units ("RSUs") or performance stock units ("PSUs") reducing the 2010 Plan by 1.75 shares for every share granted. Generally, options are granted at the fair value of the Company's common stock at the date of grant and are exercisable for up to ten years.

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

Restricted Stock and RSUs are converted into the right to receive common stock upon vesting. The Company permits the holders to satisfy their tax withholding requirements by net settlement, whereby

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the Company withholds a portion of the shares to cover the applicable taxes based on the fair market value of the Company's stock at the vesting date. During fiscal years 2013, 2012 and 2011, tax payments made were $10.1 million, $1.7 million and $3.2 million, respectively.

The Company issues new shares for shares delivered under the 1996 Plan, the 2010 Plan and the 2008 ESPP (collectively, the "Plans").

Stock option activity is summarized below:

		Weighted Average
	Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
	(in 000s)	(per share)	(years)	(in 000s)
Balance outstanding as of June 30, 2012	2,545	$26.40		$51,655
Granted	30	46.78
Exercised	(1,385)	24.06
Forfeited or expired	(20)	31.77

Balance outstanding as of June 30, 2013	1,170	$29.60	3.20	$31,391

Exercisable as of June 30, 2013	858	$26.50	2.70	$25,678

Restricted stock, PSU and RSU activity is summarized below:

	Restricted Stock	Weighted Average Grant Date Fair Value	RSUs / PSUs	Weighted Average Grant Date Fair Value
	(in 000s)	(per share)	(in 000s)	(per share)
Balance outstanding as of June 30, 2012	568	$41.31	570	$17.69
Granted	187	47.07	82	45.65
Released	(170)	40.61	(570)	17.69
Forfeited or expired	(14)	39.87	—	—

Balance outstanding as of June 30, 2013	571	$43.45	82	45.65

The following is additional information about stock options, restricted stock, PSUs and RSUs exercised, granted and vested during the periods:

	Year Ended June 30,
	2013	2012	2011
	(in 000s, except per share amounts)
Weighted average grant-date fair value per share:
Stock options granted	$18.07	$17.04	$16.86
Stock options vested	$15.55	$16.05	$11.47
Restricted stock, PSUs and RSUs vested	$40.86	$39.34	$33.31
Total grant-date fair value of stock options vested	$4,481	$6,097	$6,458
Total grant-date fair value of restricted stock, PSUs and RSUs vested	$8,663	$7,289	$8,962
Exercises under all share-based payment arrangements:
Total intrinsic value	$35,324	$26,973	$37,915
Cash received	$32,472	$23,225	$26,314
Tax benefit realized	$20,447	$6,390	$8,718

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Shares Reserved

The following shares are reserved for issue under the Plans:

(in 000s)
Shares issued and currently outstanding	1,252
Shares available for future issuance	1,937

Total	3,189

Share-Based Compensation

The following table presents share-based compensation expense and related effect of the income tax benefit included in the Company's consolidated statements of operations:

	Year Ended June 30,
	2013	2012	2011
	(in 000s)
Selling, general and administrative	$8,841	$9,996	$9,624
Research and development	4,500	3,956	3,104
Cost of gaming equipment and systems and operations	39	220	179

Share-based compensation expense before tax	$13,380	$14,172	$12,907
Income tax benefit	(4,683)	(4,960)	(4,517)

Net share-based compensation expense	$8,697	$9,212	$8,390

Included in share-based compensation expense in the consolidated statements of operations for the years ended June 30, 2013, 2012 and 2011 is restricted stock amortization of $9.3 million, $8.9 million and $7.0 million, respectively.

As of June 30, 2013, there was $3.5 million of total unrecognized compensation expense related to the unvested portion of stock options which will be recognized over the subsequent 1.43 years. In addition, as of June 30, 2013, there was $20.5 million of total unrecognized compensation expense related to the unvested portion of restricted stock, PSUs and RSUs which will be recognized over the subsequent 1.71 years.

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

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of each option granted during the periods referenced below was estimated on the grant date using the Black-Scholes valuation model with the following assumptions:

	Year Ended June 30,
	2013	2012	2011
Weighted Average:
Expected option term (in years)	4.17	4.36	4.61
Expected volatility	48.30%	56.90%	54.91%
Risk-free interest rate	0.63%	0.89%	1.76%
Expected annual dividend yield	0%	0%	0%

The Company uses its historical exercise activity to estimated expected term. Expected volatility is based on historical market factors related to the Company's common stock. Risk-free interest rate is based on U.S. Treasury rates appropriate for the expected term.

The Company has granted certain PSU awards which contain performance goals related to total shareholder return. The Company utilized a Monte Carlo simulation to derive the grant date fair value of each award.

10.   STOCKHOLDERS' EQUITY, OPTIONS, WARRANTS AND RIGHTS

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

On April 6, 2011, the Company's Board of Directors increased the authorized capacity under the Company's existing share repurchase plan to $550 million minus the amount repurchased in the Company's modified Dutch auction tender offer to purchase up to $400 million in value of its common stock launched on April 8, 2011. Shareholders tendered 9.9 million shares of the Company's common stock at $40.18 per share for an aggregate cost of approximately $398.3 million.

On May 2, 2012 and October 24, 2012, the Company's Board of Directors approved a $150 million share-repurchase program, which replaced the existing repurchase program at the time of approval.

On April 24, 2013, the Company's Board of Directors approved a $300 million share repurchase program which replaced the existing repurchase program at the time of approval.

On April 24, 2013, the Company entered into an accelerated share repurchase agreement ("ASR Program") with JP Morgan Securities LLC ("JPMorgan") under which it paid JPMorgan $150 million and received an initial delivery of 2.3 million shares, which shares represented 85% of the ASR Program's value at price of $54.27 per share at the inception of the program. Shares representing the remaining 15% of the ASR Program's value will be delivered at maturity date of the program, with the final number of shares to be repurchased based on the volume-weighted average price of our common

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

stock during the repurchase period, less an agreed upon discount and adjusted for the initial share delivery. Under the terms of the ASR Program, at settlement, we could either receive additional shares from the counterparty or be required to deliver additional shares or cash, at our option, to the counterparty. The total number of shares ultimately repurchased will not be known until the calculation period ends and a final settlement occurs. The agreement is subject to customary termination and adjustment provisions following the occurrence of specified events, including major corporate transactions such as announcements of mergers and acquisitions. The ASR Program will be completed during the first quarter of fiscal year 2014. As of June 30, 2013, $149.8 million is available for repurchases of shares of our common stock under the program.

The ASR Program was accounted for as two separate transactions: (i) as shares of common stock acquired in a share repurchase transaction and (ii) as a forward contract indexed to our own common stock. The initial delivery of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net earnings per share from the effective date of the ASR Program. The Company has determined that the forward contract indexed to our common stock met all of the applicable criteria for equity classification. As such, the Company recorded the $150 million of shares repurchased as a purchase of treasury stock of $127.5 million and a forward contract included in additional-paid-in-capital of $22.5 million.

The following purchases have been made under the Company's share repurchase plans:

	Shares	Average price per share	Amount (in 000s)
Year Ended June 30,
2011	11,957,208	$39.65	474,054
2012	3,860,778	$40.06	154,645
2013	5,197,431	$53.90	280,148

Total	21,015,417	$43.25	$908,847

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

To date, there have been four series of Special Stock authorized for issuance: the Initial Series, the Series B, the Series E and the Series F. In June 1996, the Company issued shares of Series E Special Stock to certain holders of the Company's 7 1/2% Convertible Subordinated Debentures (which were retired in 1996) who elected to receive such stock in lieu of receiving common stock. The holders of shares of Series E Special Stock have no voting rights except as required by law. A total of 115 shares of Series E Special Stock remained outstanding as of June 30, 2012. These shares were purchased and retired as of June 30, 2013. No other shares of Special Stock remain outstanding.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.   INCOME TAXES

Consolidated income from continuing operations before taxes and noncontrolling interest for domestic and foreign operations is as follows:

	Year Ended June 30,
	2013	2012	2011
	(in 000s)
United States	$220,439	$161,043	$131,668
Foreign	(4,164)	3,416	11,725

Total	$216,275	$164,459	$143,393

The components of the Company's income tax expense from continuing operations are as follows:

	Year Ended June 30,
	2013	2012	2011
	(in 000s)
Current:
Federal	$73,441	$61,115	$12,614
State	8,623	9,085	5,585
Foreign	4,299	2,902	3,245

	86,363	73,102	21,444

Deferred:
Federal	(5,346)	(7,169)	23,984
State	(509)	(1,383)	(919)
Foreign	(3,934)	(1,001)	673

	(9,789)	(9,553)	23,738

Income tax expense	$76,574	$63,549	$45,182

The difference between the U.S. statutory federal income tax rate and the Company's effective income tax rate is as follows:

	Year Ended June 30,
	2013	2012	2011
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Change in income tax contingencies	1.4	2.1	(2.5)
State income taxes, net of federal benefit	2.6	2.8	2.0
Foreign earnings subject to U.S. tax	(0.3)	(0.3)	2.9
Change in valuation allowance	—	(0.6)	(0.2)
Tax credits	(2.5)	(1.2)	(4.7)
Domestic production activities deduction	(2.7)	(2.7)	(1.5)
Foreign losses-no future benefit	0.9	2.0	—
Other, net	1.0	1.5	0.5

	35.4%	38.6%	31.5%

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The major components of the deferred tax assets and liabilities from continuing operations are as follows:

	June 30,
	2013	2012
	(in 000s)
Deferred tax assets:
Share-based compensation	$11,421	$11,838
Deferred revenue, net of deferred costs	15,947	14,145
Accruals not currently deductible for tax purposes	21,764	21,537
Inventory	5,250	5,518
Net operating loss carryforwards	5,949	2,988
Intangible assets	6,438	4,825
Allowance for doubtful accounts	2,708	4,132
Foreign tax credit carryforwards	—	1,588
Other tax credits	—	969
Interest rate swap agreement	3,515	5,043
Other	1,571	1,176

Total gross deferred tax assets	74,563	73,759
Less: Valuation allowance	(62)	(68)

Deferred tax assets	$74,501	$73,691

Deferred tax liabilities:
Property and equipment	$18,322	$22,955
Other	100	1,153

Total gross deferred tax liabilities	$18,422	$24,108

Net deferred tax assets	$56,079	$49,583

Current deferred income tax liabilities of $-0- and $21,000 of as of June 30, 2013 and 2012, respectively, are included in accrued and other liabilities, and noncurrent deferred income tax liabilities of $170,000 and $627,000 as of June 30, 2013 and 2012, respectively, are included in other liabilities in the accompanying Consolidated Balance Sheets.

The Company has not provided income taxes on approximately $15.2 million and $12.1 million of undistributed earnings as of June 30, 2013 and 2012, respectively, from certain foreign subsidiaries. The Company plans to permanently invest the earnings in the foreign subsidiaries and therefore has not recorded a deferred tax liability associated with the undistributed earnings. A determination of the potential deferred tax liability which would result from these earnings is not practicable at this time.

At June 30, 2013, the Company had net operating loss carryforwards for U.S. federal income tax purposes of approximately $4.5 million. The entire amount of the net operating loss carryforwards are subject to limitations under Section 382 of the Internal Revenue Code. Section 382 limits the amount of carryforwards available per year for use against future taxable income. Based on the Company's recent history of taxable income and projections of taxable income in the future, the Company expects to utilize all of its federal net operating loss carryforwards. The Company also has net operating losses in several foreign jurisdictions totaling approximately $16.7 million. Based on the Company's recent history of taxable income and projections of taxable income in the future, the Company expects to

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

utilize all of its foreign net operating loss carryforwards and, therefore, no valuation allowance has been established for these losses.

The Company's subsidiary in India operated under a tax holiday that expired in March 2011.

The Company recorded $20.4 million and $6.4 million as an increase to stockholder's equity for certain tax benefits from employee share-based compensation for the years ended June 30, 2013 and 2012, respectively.

The Company had $15.6 million and $12.7 million of liabilities for unrecognized tax benefits as of June 30, 2013 and 2012, respectively. Of these amounts, $15.5 million and $12.7 million, respectively, if recognized, would impact the Company's effective tax rate. The Company recognizes interest and penalties related to unrecognized tax benefits as tax expense. As of June 30, 2013 and 2012, the Company had accrued interest and penalties of $2.1 million and $1.7 million, respectively. The Company increased the accrual of interest and penalties by $0.4 million and $0.4 million during the years ended June 30, 2013 and 2012, respectively.

Changes to the balance of unrecognized tax benefits are as follows:

	June 30,
	2013	2012
	(in 000s)
Balance, beginning of year	$12,707	$8,364
Additions based on tax provisions related to current year	2,361	3,099
Additions for tax positions of prior years	578	1,461
Reductions for tax positions of prior years	—	(128)
Lapse of statute of limitations	(75)	(36)
Foreign currency translation adjustment	7	(53)

Balance, end of year	$15,578	$12,707

The Internal Revenue Service ("IRS') commenced examination of the Company's United States federal income tax returns for 2006 through 2009 during fiscal year 2011. The IRS completed its field examination of the open tax years and issued a Revenue Agent's Report in January 2012. The Company filed a formal protest regarding certain unagreed adjustments in March 2012 and the case was assigned to the IRS Appeals Office in Laguna Niguel, California. In June 2013, the Company agreed to settle all remaining issues with the IRS which was approved by the Joint Committee on Taxation in July 2013. Consequently, the Company expects to receive a refund of approximately $7.1 million and will reduce unrecognized tax benefits by approximately $8.0 million with a corresponding reduction to the income tax provision of approximately $3.6 million in the first quarter of fiscal 2014.

Including the IRS case described above, it is reasonably possible that the Company's amount of unrecognized tax benefits may decrease within the next twelve months by a range up to $9.5 million.

The Company files numerous consolidated and separate income tax returns in the United States and various state and foreign jurisdictions. The Company is currently under examination in certain states and foreign jurisdictions. With few exceptions, the Company is no longer subject to United States federal, state and local, or foreign income tax examinations for years before fiscal year 2006.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.   COMMITMENTS AND CONTINGENCIES

Commitments

The Company is obligated under several agreements to pay certain royalties on the sale or rental of gaming devices. In addition, the Company has obtained the rights to certain game themes and intellectual property that call for payment of royalties based on either fixed amounts or variable amounts based on game performance. Total royalty expense for the Company for the years ended June 30, 2013, 2012 and 2011 was $21.6 million, $20.8 million and $11.5 million, respectively, and is included in the cost of gaming equipment and systems in the accompanying consolidated statements of operations. In addition, the Company has obtained the rights to certain game themes and intellectual property that call for payment of royalties based on either fixed amounts or variable amounts based on game performance.

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

In February 2012, HBG filed requests for arbitration in the National and International Chamber of Arbitration of Milan, Italy, against the Company's Dutch and Italian subsidiaries ("Bally Netherlands" and "Bally Italy", respectively). HBG alleged breach of contract (i) by Bally Netherlands in connection with a contractual arrangement pursuant to which the Company agreed to supply certain gaming equipment and (ii) by Bally Italy in connection with €15 million in financial assistance provided by Bally Italy for HBG's acquisition of licenses to operate gaming equipment in certain Italian markets. The Company responded in March 2012 denying the allegations and seeking to dismiss HBG's claims, asserting counterclaims against HBG for breach of contract, and seeking equitable relief compelling HBG to perform its contractual obligations as well as an undetermined amount of monetary damages. On July 29, 2013, the parties entered into a settlement agreement pursuant to which they agreed to waive all claims, terminate the arbitration and all contractual arrangements, and HBG agreed to repay the Company €15 million in graduated monthly installments over four years from July 2013 to June 2017. Termination of the arbitral proceedings is pending the Arbitral Tribunal's approval of the parties' joint requests for termination which is expected in September 2013.

In April 2006, International Game Technology ("IGT") filed a patent infringement lawsuit against the Company in the United States District Court for the District of Delaware. The complaint asserted that the Company's Bally Power Bonusing products infringe patents held by IGT, and sought injunctive relief and damages in unspecified amounts. In April 2009, the district court issued an order finding that two of the Company's products, ACSC Power Winners and ACSC Power Reward, infringe some patent claims asserted by IGT, but not others. Both parties appealed. In the meantime, the Company undertook technical changes to ensure non-infringement for the two products partially in question. In October 2011, the Federal Circuit Court of Appeals affirmed the district court's decision, and the case was remanded back to the district court for discovery and trial on the issue of damages. In October 2012, the parties entered into a settlement and license agreement ending the case.

In December 2004, IGT filed a patent infringement lawsuit against the Company in the United States District Court for the District of Nevada. The complaint asserted that the Company's wheel-based

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

games, its games with a reel in the top box and its iVIEW™ products infringed on patents held by IGT, and sought injunctive relief and damages in unspecified amounts. As part of the defense, the Company asserted counterclaims seeking damages and other relief against IGT, including claims that IGT's patents were invalid, unenforceable and not infringed, as well as several claims that IGT engaged in anti-competitive conduct in violation of state and federal antitrust laws. In October 2008, the court granted the Company's motions for summary judgment, ruling that IGT's two "wheel" patents and a touch-screen player-tracking patent were invalid; that even if the patents were valid, the Company's wheel-based games at issue would not infringe; and that certain of its iVIEW products do not infringe the two asserted player- tracking patents. The summary judgment determinations were upheld by the Federal Circuit Court of Appeals. Upon remand, the District Court granted summary judgment in favor of IGT on the remaining portion of the case regarding IGT's alleged antitrust violations and in favor of Bally on IGT's remaining claim that Bally infringed an IGT player tracking patent. The Company appealed the summary judgment on Bally's antitrust claims against IGT, and on December 17, 2012, a divided panel of the Federal Circuit Court of Appeals affirmed. The Company's petition for rehearing by the full court was denied on January 29, 2013.

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

As of June 30, 2013, the Company accrued aggregate liabilities of $6.7 million in other current liabilities for its contingent legal matters. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact on the Company's financial statements for the period in which the effects become reasonably estimable.

13.   SEGMENT AND GEOGRAPHICAL INFORMATION

We operate in one industry segment: the design, manufacture, operation, and distribution of advanced technology-based gaming solutions. Our Chief Executive Officer is our Chief Operating Decision Maker. Our management reviews financial information presented on a consolidated basis, accompanied by disaggregated information it receives from its internal management system about revenues by Gaming Equipment, which includes the sale of gaming devices and related equipment, parts and conversion kits; Gaming Operations, which includes the operation of wide-area progressive, video lottery and centrally determined systems and the rental of gaming devices and content; and Systems,

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

which includes the sale and support of computerized monitoring systems and related recurring hardware and software maintenance revenue.

The following is a summary of revenues and gross margin:

	Year Ended June 30,
	2013	2012	2011
	(in 000s)
Revenues:
Gaming Equipment and Systems
Gaming Equipment	$339,842	$310,651	$246,514
Gaming Operations	404,978	357,417	318,621
Systems	252,219	211,691	193,020

Total revenues	$997,039	$879,759	$758,155

Gross Margin(1):
Gaming Equipment and Systems
Gaming Equipment	$170,629	$139,845	$112,096
Gaming Operations	282,790	257,737	229,801
Systems	192,627	155,861	142,602

Total gross margin	$646,046	$553,443	$484,499

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

The Company has operations based primarily in the United States as well as significant sales and distribution offices based in Europe, and other foreign locations, including South America. The table below presents information as to the Company's revenues, operating income and identifiable assets by geographic region which is determined by country of destination:

	Year Ended June 30,
	2013	2012	2011
	(in 000s)
Revenues:
United States and Canada	$826,975	$716,075	$619,219
International	170,064	163,684	138,936

Total revenues	$997,039	$879,759	$758,155

Operating income:
United States and Canada	$214,527	$159,324	$135,096
International	20,983	20,119	16,439

Total operating income	$235,510	$179,443	$151,535

Identifiable assets:
United States and Canada	$742,900	$730,758	$692,778
International	236,365	239,709	234,616

Total identifiable assets	$979,265	$970,467	$927,394

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.   401(k) PLAN

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

The Company matches 50% of any participant's contributions, up to the first 6% of their compensation (as defined in the plan document). Company matching contributions totaled approximately $2.4 million, $2.2 million and $1.9 million for each of the years ended June 30, 2013, 2012 and 2011, respectively.

For participants hired through December 31, 2000, employee and employer matching contributions are 100% vested immediately. For employees hired on or after January 1, 2001, vesting of the employer match is on a 20%, 5-year vesting schedule. Effective October 1, 2005, vesting of employer match is on a 25%, 4-year vesting schedule.

15.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fiscal Year 2013 Quarterly Results
	September 30,	December 31,	March 31,	June 30,
	(in 000s, except per share data)
Statement of Operations Data:
Revenues	$235,151	$238,339	$259,147	$264,402
Cost of revenues	86,347	81,540	91,411	91,695
Selling, general and administrative	64,516	67,852	72,218	72,099
Research and development costs	25,095	26,599	29,098	30,326
Income from operations before income taxes	49,373	52,467	55,933	58,502
Income tax expense	(18,429)	(19,389)	(17,527)	(21,229)

Income from operations	30,944	33,078	38,406	37,273
Less net loss attributable to noncontrolling interests	(1,588)	(48)	(43)	(64)

Net income attributable to Bally Technologies, Inc.	$32,532	$33,126	$38,449	$37,337

Basic earnings per share attributable to Bally Technologies, Inc.:
Basic earnings per share	$0.80	$0.82	$0.95	$0.96

Diluted earnings per share attributable to Bally Technologies, Inc.:
Diluted earnings per share	$0.77	$0.80	$0.93	$0.95

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal Year 2012 Quarterly Results
	September 30,	December 31,	March 31,	June 30,
	(in 000s, except per share data)
Statement of Operations Data:
Revenues	$194,967	$210,457	$228,540	$245,795
Cost of revenues	71,333	77,931	84,063	92,989
Selling, general and administrative	57,222	61,304	63,764	72,753
Research and development costs	23,386	22,377	24,838	25,581
Income from operations before income taxes	32,262	38,972	47,627	45,598
Income tax expense	(11,853)	(14,688)	(17,713)	(19,295)

Income from operations	20,409	24,284	29,914	26,303
Less net income (loss) attributable to noncontrolling interests	17	16	(53)	(218)

Net income attributable to Bally Technologies, Inc.	$20,392	$24,268	$29,967	$26,521

Basic earnings per share attributable to Bally Technologies, Inc.:
Basic earnings per share	$0.47	$0.57	$0.70	$0.63

Diluted earnings per share attributable to Bally Technologies, Inc.:
Diluted earnings per share	$0.45	$0.54	$0.67	$0.61

16.   SUBSEQUENT EVENTS

On July 16, 2013, the Company entered into a definitive agreement to acquire SHFL entertainment, Inc. ("SHFL") at a per share price of $23.25 in cash for total consideration of approximately $1.3 billion. The transaction is subject to approval by SHFL's shareholders, required regulatory and other approvals and customary closing conditions. The Company has obtained committed financing to complete the acquisition and the transaction is not subject to a financing contingency.

A number of putative class actions and shareholder derivative actions challenging the transaction have been filed against the Company, Manhattan Merger Corp., SHFL, and SHFL's directors in various jurisdictions that generally allege breach of fiduciary duties and that the entity defendants aided and abetted those alleged breaches, and seek, among other relief, declaratory judgment and an injunction against the transaction. The outcome of these lawsuits cannot be predicted with any certainty. An adverse judgment for monetary damages could have a material adverse effect on the operations and liquidity of the Company. A preliminary injunction could delay or jeopardize the completion of the transaction, and an adverse judgment granting permanent injunctive relief could indefinitely enjoin completion of the transaction. The Company believes that the claims asserted against it in the lawsuits are without merit and is defending against them vigorously. Additional lawsuits arising out of or relating to the transaction may be filed in the future.

In August 2013, the Company entered into Amendment No. 1 to the Second Amended and Restated Credit Agreement (see Note 7 to consolidated financial statements, Long-Term Debt) to, among other things, permit the acquisition of SHFL, allow for an incremental term loan B facility in an amount not exceeding $1.1 billion to be used to finance the acquisition of SHFL, allow for additional incremental facilities not exceeding $250 million plus an additional amount such that, on a pro forma basis, the

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company's consolidated total leverage ratio would be less than 3.50 to 1.00, and increase the maximum permitted consolidated total leverage ratio to 4.75 to 1.0. Loans will bear interest at a variable rate equal to either the applicable base rate or LIBOR, plus an interest margin determined by the Company's consolidated total leverage ratio, with a range of base rate margins from 25 basis points to 175 basis points and a range of LIBOR margins from 125 basis points to 275 basis points.

The amendments to the Second Amended and Restated Credit Agreement will become effective when specified conditions precedent, including consummation of the acquisition of SHFL, are met.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years ended June 30, 2013, 2012 and 2011

	Balance at Beginning of Year	Additions	Net Write-offs/ (Recoveries)	Balance at End of Year
	(in 000s)
Allowance for doubtful accounts (current and long-term):
Year Ended June 30, 2013(1)	$17,102	$11,173	$11,698	$16,577
Year Ended June 30, 2012	$11,566	$9,863	$4,327	$17,102
Year Ended June 30, 2011(1)	$15,143	$7,963	$11,540	$11,566

(1)
Net Write-offs in fiscal year 2013 and 2011 include $2.9 million and $5.5 million, respectively, related to development financing.