Form 10-Q
period 2013-09-30
BALLY TECHNOLOGIES, INC.
filed 2013-11-06
CIK 2491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares of Common Stock, $0.10 par value, outstanding as of October 31, 2013, was 38,971,000 which does not include 26,516,000 shares held in treasury.

PART I

ITEM 1.              FINANCIAL STATEMENTS

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	June 30, 2013
	(in 000s, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$66,216	$63,220
Restricted cash	13,422	12,939
Accounts and notes receivable, net of allowances for doubtful accounts of $14,272 and $14,813	258,743	248,497
Inventories	66,097	68,407
Prepaid and refundable income tax	13,249	21,845
Deferred income tax assets	38,659	38,305
Deferred cost of revenue	21,505	22,417
Prepaid assets	18,526	14,527
Other current assets	2,691	2,920
Total current assets	499,108	493,077
Restricted long-term investments	14,952	14,786
Long-term accounts and notes receivables, net of allowances for doubtful accounts of $2,369 and $1,764	61,862	65,456
Property, plant and equipment, net of accumulated depreciation of $63,556 and $60,556	36,709	35,097
Leased gaming equipment, net of accumulated depreciation of $217,561 and $209,680	109,028	113,751
Goodwill	172,386	172,162
Intangible assets, net	23,829	25,076
Deferred income tax assets	17,481	17,944
Income tax receivable	1,837	1,837
Deferred cost of revenue	13,182	12,105
Other assets, net	31,635	27,974
Total assets	$982,009	$979,265

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,954	$25,863
Accrued and other liabilities	86,547	91,127
Jackpot liabilities	11,012	11,731
Deferred revenue	54,757	62,254
Income tax payable	12,957	11,345
Current maturities of long-term debt	26,447	24,615
Total current liabilities	225,674	226,935
Long-term debt, net of current maturities	527,500	580,000
Deferred revenue	30,647	23,696
Other income tax liability	9,489	12,658
Other liabilities	21,717	16,804
Total liabilities	815,027	860,093
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $.10 par value; 100,000,000 shares authorized; 65,472,000 and 65,318,000 shares issued and 38,956,000 and 38,855,000 outstanding	6,539	6,523
Treasury stock at cost, 26,516,000 and 26,463,000 shares	(1,081,949)	(1,058,381)
Additional paid-in capital	569,212	535,759
Accumulated other comprehensive loss	(10,733)	(10,692)
Retained earnings	684,123	646,339
Total Bally Technologies, Inc. stockholders’ equity	167,192	119,548
Noncontrolling interests	(210)	(376)
Total stockholders’ equity	166,982	119,172
Total liabilities and stockholders’ equity	$982,009	$979,265

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2013	2012
	(in 000s, except per share amounts)
Revenues:
Gaming equipment and systems	$147,387	$134,011
Gaming operations	101,902	101,140
	249,289	235,151
Costs and expenses:
Cost of gaming equipment and systems (1)	54,506	55,354
Cost of gaming operations	30,619	30,993
Selling, general and administrative	72,427	64,516
Research and development costs	29,504	25,095
Depreciation and amortization	5,265	5,604
	192,321	181,562
Operating income	56,968	53,589
Other income (expense):
Interest income	2,481	1,144
Interest expense	(4,427)	(4,617)
Other, net	(900)	(743)
Income from operations before income taxes	54,122	49,373
Income tax expense	(16,172)	(18,429)
Net income	37,950	30,944
Less net income (loss) attributable to noncontrolling interests	166	(1,588)
Net income attributable to Bally Technologies, Inc.	$37,784	$32,532

Basic and Diluted earnings per share attributable to Bally Technologies, Inc.:
Basic earnings per share	$0.98	$0.80
Diluted earnings per share	$0.97	$0.77

Weighted average shares outstanding:
Basic	38,381	40,868
Diluted	39,091	42,115

(1)         Cost of gaming equipment and systems exclude amortization related to certain intangibles, including core technology and license rights, which are included in depreciation and amortization.

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,
	2013	2012
	(in 000s)
Net Income	$37,950	$30,944

Other comprehensive income (loss):
Foreign currency translation adjustment before income taxes	(235)	853
Income tax expense	—	—
Foreign currency translation adjustment	(235)	853

Unrealized gain (loss) on derivative financial instruments before income taxes	299	(526)
Income tax (expense) benefit	(105)	184
Unrealized gain (loss) on derivative financial instruments	194	(342)

Total other comprehensive income (loss), net of income taxes	(41)	511

Comprehensive income	37,909	31,455
Less: comprehensive income (loss) attributable to noncontrolling interests	166	(1,588)
Comprehensive income attributable to Bally Technologies, Inc.	$37,743	$33,043

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

						Accumulated
						Other
			Series E		Additional	Comprehensive			Total
	Common Stock		Special	Treasury	Paid-In	Income (Loss)	Retained	Noncontrolling	Stockholders’
	Shares	Dollars	Stock	Stock	Capital	(“OCI”)	Earnings	Interests	Equity
	(in 000s)
Balances at June 30, 2012	63,150	$6,309	$12	$(790,633)	$489,002	$(13,477)	$504,895	$1,367	$197,475
Net income (loss)	—	—	—	—	—	—	32,532	(1,588)	30,944
Foreign currency translation adjustment	—	—	—	—	—	853	—	—	853
Unrealized loss on derivative financial instruments, net of tax	—	—	—	—	—	(342)	—	—	(342)
Total comprehensive income	—	—	—	—	—	—	—	—	$31,455
Issuance and receipt of restricted stock, ESPP shares, stock options and related tax and tax benefit	331	31	—	(843)	8,881	—	—	—	8,069
Purchase of common stock for treasury	—	—	—	(67,233)	—	—	—	—	(67,233)
Share-based compensation	—	—	—	—	3,021	—	—	—	3,021
Balances at September 30, 2012	63,481	$6,340	$12	$(858,709)	$500,904	$(12,966)	$537,427	$(221)	$172,787

Balances at June 30, 2013	65,318	$6,523	$—	$(1,058,381)	$535,759	$(10,692)	$646,339	$(376)	$119,172
Net income (loss),	—	—	—	—	—	—	37,784	166	37,950
Foreign currency translation adjustment	—	—	—	—	—	(235)	—	—	(235)
Unrealized loss on derivative financial instruments, net of tax	—	—	—	—	—	194	—	—	194
Total comprehensive income	—	—	—	—	—	—	—	—	$37,909
Issuance and receipt of restricted stock, ESPP shares, stock options and related tax and tax benefit	154	16	—	(1,068)	7,491	—	—	—	6,439
Settlement of accelerated share repurchase forward contract	—	—	—	(22,500)	22,500	—	—	—	—
Share-based compensation	—	—	—	—	3,462	—	—	—	3,462
Balances at September 30, 2013	65,472	$6,539	$—	$(1,081,949)	$569,212	$(10,733)	$684,123	$(210)	$166,982

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2013	2012
	(in 000s)
Cash flows from operating activities:
Net income	$37,950	$30,944
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,051	21,319
Share-based compensation	3,462	3,021
Amortization of deferred debt issuance costs	517	440
Income tax (benefit) expense	(3,169)	1,105
Provision for doubtful accounts	661	4,616
Inventory write-downs	1,530	3,143
Excess tax benefit of stock option exercises	(1,852)	(1,406)
Other	46	(85)
Change in operating assets and liabilities:
Accounts and notes receivable	(8,495)	(2,610)
Inventories	(9,962)	(17,387)
Prepaid and refundable income tax and income tax payable	12,059	2,947
Other current assets and other assets	(2,614)	(8)
Accounts payable	8,075	(7,880)
Accrued liabilities and jackpot liabilities	(4,934)	(4,779)
Deferred revenue and deferred cost of revenue	(748)	4,342
Net cash provided by operating activities	54,577	37,722
Cash flows from investing activities:
Capital expenditures	(5,232)	(4,220)
Restricted cash and investments	(648)	2,102
Payments received from development financing	1,404	—
Additions to other long-term assets	(745)	(347)
Net cash used in investing activities	(5,221)	(2,465)
Cash flows from financing activities:
Proceeds from revolving credit facility	—	50,000
Payments on revolving credit facility	(45,000)	—
Capitalized debt issuance costs	(1,350)	—
Payments on long-term debt and capital leases	(5,658)	(3,757)
Acquisition-related contingent consideration	(131)	—
Purchase of treasury stock	(1,068)	(68,076)
Excess tax benefit of stock option exercises	1,852	1,406
Proceeds from exercise of stock options and employee stock purchases	5,622	7,445
Net cash used in financing activities	(45,733)	(12,982)

Effect of exchange rate changes on cash	(627)	863

Cash and cash equivalents:
Increase for period	2,996	23,138
Balance, beginning of period	63,220	32,673
Balance, end of period	$66,216	$55,811

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental information is related to the unaudited condensed consolidated statements of cash flows:

	Three Months Ended September 30,
	2013	2012
	(in 000s)
Cash paid for interest	$4,386	$4,455
Cash paid for income taxes, net of refunds	7,196	13,885

Non-cash investing and financing transactions:
Transfer of inventory to leased gaming equipment (1)	$13,172	$21,295
Reclassify property, plant and equipment to inventory (1)	3,567	2,453

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

Principles of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Bally Technologies, Inc., and its wholly owned and partially owned subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), include all adjustments necessary to fairly present the Company’s consolidated financial position, results of operations and cash flows for each period presented. All adjustments are of a normal, recurring nature. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations. The results of operations for an interim period are not necessarily indicative of the results that may be expected for any other interim period or the year as a whole. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013. References to specific U.S. GAAP within this report cite topics within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).

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

The Company transacts business in various foreign currencies and has international sales and expenses denominated in foreign currencies, subjecting the Company to foreign currency risk. The Company enters into foreign currency forward contracts, generally with maturities of twelve months or less, to hedge recognized foreign currency assets and liabilities to reduce the risk that earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. The gains or losses resulting from changes in the fair value of these forward contracts, which are not designated as accounting hedges, are reported in other income (expense) in the unaudited condensed consolidated statements of operations, and generally offset the gains and losses associated with the underlying foreign-currency-denominated balances, which are also reported in other income (expense). As of September 30, 2013 and June 30, 2013, euro forward contracts for a total of $25.6 million and $33.0 million, respectively, or the equivalent of €15.9 and €25.3 million, were outstanding. In addition, as of September 30, 2013 and June 30, 2013, pound sterling forward contracts for a total of $2.4 million and $2.3 million, respectively, or the equivalent of £1.5 million and £1.5 million, were outstanding.

The Company also uses interest rate derivatives to manage the interest expense generated by variable rate debt. See Note 5 to the unaudited condensed consolidated financial statements, Long-Term Debt. The Company’s derivative financial instruments are measured at fair value on a recurring basis, and the balances were as follows:

	Fair Value Measurements Using Input Type
	Level 1	Level 2	Level 3
	(in 000s)
As of September 30, 2013:
Assets:
Other current assets:
Foreign currency derivative financial instrument	$—	$36	$—
Liabilities:
Accrued and other liabilities:
Foreign currency derivative financial instrument	$—	$868	$—
Interest rate derivative financial instrument	$—	$4,653	$—
Other liabilities:
Interest rate derivative financial instrument	$—	$4,664	$—

As of June 30, 2013:
Assets:
Other current assets:
Foreign currency derivative financial instrument	$—	$397	$—
Liabilities:
Accrued and other liabilities:
Foreign currency derivative financial instrument	$—	$22	$—
Interest rate derivative financial instrument	$—	$4,689	$—
Other liabilities:
Interest rate derivative financial instrument	$—	$4,927	$—

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

The impact of the cash flow hedge and non-designated foreign currency derivatives on the unaudited condensed consolidated financial statements is depicted below:

Cash Flow Hedging Relationship	Amount of Loss Recognized in OCI on Derivative (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Loss Recognized in Income on Derivative (Ineffective Portion)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion)
	(in 000s)
For the three months ended September 30, 2013:
Interest rate swap agreement	$(985)	Interest expense	$(1,284)	Interest expense	$—
For the three months ended September 30, 2012:
Interest rate swap agreement	$(1,757)	Interest expense	$(1,231)	Interest expense	$(9)

	Amount of Gain (Loss) Recognized in Other Income (Expense)
	(in 000s)
Non-Designated Derivative	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
Foreign Currency Forward Contracts	$(1,429)	$(832)

The pre-tax changes in other comprehensive income for the three months ended September 30, 2013 and 2012 are as follows:

	Amount
	(in 000s)
Interest Rate Derivative Financial Instrument OCI Rollforward:	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
Beginning balance	$(9,616)	$(13,832)
Amount recognized in OCI on derivative	(985)	(1,757)
Amount reclassified from OCI into income	1,284	1,231
Unrealized gain (loss) on derivative financial instruments	$(9,317)	$(14,358)

The following tables reconcile the net fair values of assets and liabilities, subject to offsetting arrangements that are recorded in the unaudited condensed consolidated balance sheets:

Offsetting of Derivative Assets

		Gross Amounts Offset in the Unaudited	Net Amounts of Assets Presented in the Unaudited	Gross Amounts Not Offset in the Unaudited Condensed Consolidated Balance Sheets
Description	Gross Amounts of Recognized Assets	Condensed Consolidated Balance Sheets	Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in 000s)
As of September 30, 2013:
Foreign currency derivative financial instrument	$36	$—	$36	$(36)	$—	$—

As of June 30, 2013:
Foreign currency derivative financial instrument	$397	$—	$397	$(22)	$—	$375

Offsetting of Derivative Liabilities

		Gross Amounts Offset in the Unaudited	Net Amounts of Liabilities Presented in the Unaudited	Gross Amounts Not Offset in the Unaudited Condensed Consolidated Balance Sheets
Description	Gross Amounts of Recognized Liabilities	Condensed Consolidated Balance Sheets	Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in 000s)
As of September 30, 2013:
Foreign currency derivative financial instruments	$(868)	$—	$(868)	$36	$—	$(832)
Interest rate derivative financial instrument	$(9,317)	$—	$(9,317)	$—	$—	$(9,317)

As of June 30, 2013:
Foreign currency derivative financial instruments	$(22)	$—	$(22)	$22	$—	$—
Interest rate derivative financial instrument	$(9,616)	$—	$(9,616)	$—	$—	$(9,616)

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

Inventories

Inventories are stated at the lower of cost, determined on a first in, first out basis, or market. Cost elements included in work-in-process and finished goods include raw materials, direct labor and manufacturing overhead. Inventories consist of the following:

	September 30, 2013	June 30, 2013
	(in 000s)
Raw materials	$44,335	$42,464
Work-in-process	2,006	1,508
Finished goods	19,756	24,435
Total	$66,097	$68,407

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

Revenues are reported net of incentive rebates, discounts, sales taxes, and all other items of a similar nature except for gaming industry taxes on certain Gaming Operations revenue. The gross amounts of these gaming taxes are not presented separately in the financial statements because they are not significant. For products sold under arrangements with extended payment terms, the probability of collection is evaluated based on a review of the customer’s credit worthiness and a review of historic collection experience on contracts with extended payment terms. As a result of such review, the Company recognizes revenue on extended payment term arrangements when the Company has determined that collectability is reasonably assured and the fee is considered fixed and determinable.

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

Recently adopted accounting pronouncements

Effective September 30, 2012, new accounting guidance for testing indefinite-lived intangible assets permits an entity to first assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. The outcome of the assessment is used as a basis for determining whether it is necessary to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with ASC Topic 350. The Company has not yet utilized this method in its evaluation of indefinite-lived intangible assets impairment.

On July 1, 2013, the Company adopted new accounting guidance for disclosures about offsetting assets and liabilities which requires an entity to disclose both gross and net information about derivatives, repurchase and reverse repurchase agreements, securities borrowings and lending transactions eligible for offset in the statement of financial position. This information is intended to enable users of the financial statements to understand the effect of these arrangements on the Company’s financial position. The adoption of this guidance did not have a significant impact on the Company’s consolidated results of operations, financial condition and cash flows.

On July 1, 2013, the Company adopted new accounting guidance to improve the reporting of reclassifications out of accumulated other comprehensive income (“AOCI”). Under the guidance, an entity is required to provide information about the amounts reclassified out of AOCI by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. The guidance did not change the requirements for reporting net income or other comprehensive income in the financial statements. The adoption of this guidance did not have a significant impact on the Company’s consolidated results of operations, financial condition and cash flows.

Recently issued accounting pronouncements not yet adopted

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

The computation of basic and diluted earnings per share applicable to the Company’s common stock is as follows:

	Three Months Ended September 30,
	2013	2012
	(in 000s, except per share amounts)

Net income attributable to Bally Technologies, Inc.	$37,784	$32,532

Weighted average shares outstanding	38,381	40,868
Dilutive effect of:
Stock options, Restricted Stock Units (“RSU”) and restricted stock	710	1,247
Weighted average diluted shares outstanding	39,091	42,115

Basic and diluted earnings per share attributable to Bally Technologies, Inc.
Basic earnings per share	$0.98	$0.80

Diluted earnings per share	$0.97	$0.77

Certain securities were excluded from the diluted per share calculation because their inclusion would be anti-dilutive. Such securities consist of the following:

	Three Months Ended September 30,
	2013	2012
	(in 000s)
Stock options, RSU and restricted stock	—	272

3.                                      ACCOUNTS AND NOTES RECEIVABLE

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

The Company’s accounts and notes receivable were as follows:

	Accounts and Notes Receivable as of September 30, 2013			Accounts and Notes Receivable as of June 30, 2013
	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
	(in 000s)
Contract term less than one year:
Trade and other receivables, current	$179,039	$2,294	$176,745	$170,598	$1,589	$169,009

Contract term greater than one year:
Trade receivables, current	84,582	72,431	12,151	82,600	63,193	19,407
Trade receivables, noncurrent	34,890	13,379	21,511	40,178	17,961	22,217
	119,472	85,810	33,662	122,778	81,154	41,624

Lease receivables, current	6,386	6,386	—	6,701	6,701	—
Lease receivables, noncurrent	12,611	12,611	—	9,928	9,928	—
	18,997	18,997	—	16,629	16,629	—

Notes receivable, current	3,008	3,008	—	3,411	3,411	—
Notes receivable, noncurrent	16,730	16,730	—	17,114	17,114	—
	19,738	19,738	—	20,525	20,525	—

Total current	273,015	84,119	188,896	263,310	74,894	188,416
Total noncurrent	64,231	42,720	21,511	67,220	45,003	22,217
Total	$337,246	$126,839	$210,407	$330,530	$119,897	$210,633

The activity related to the allowance for doubtful accounts for the quarter ended September 30, 2013 is summarized below:

	Allowance for Doubtful Accounts
	Beginning Balance as of June 30, 2013	Charge- offs	Recoveries	Provision	Ending Balance as of September 30, 2013	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
	(in 000s)
Contract term less than one year:
Trade and other receivables, current	$(4,505)	$24	$—	$321	$(4,160)	$(1,224)	$(2,936)

Contract term greater than one year:
Trade receivables, current	(10,308)	3	560	(367)	(10,112)	(7,712)	(2,400)
Trade receivables, noncurrent	(1,764)	10	—	(615)	(2,369)	(655)	(1,714)
	(12,072)	13	560	(982)	(12,481)	(8,367)	(4,114)

Lease receivables, current	—	—	—	—	—	—	—
Lease receivables, noncurrent	—	—	—	—	—	—	—
	—	—	—	—	—	—	—

Notes receivable, current	—	—	—	—	—	—	—
Notes receivable, noncurrent	—	—	—	—	—	—	—
	—	—	—	—	—	—	—

Total current	(14,813)	27	560	(46)	(14.272)	(8,936)	(5,336)
Total noncurrent	(1,764)	10	—	(615)	(2,369)	(655)	(1,714)
Total	$(16,577)	$37	$560	$(661)	$(16,641)	$(9,591)	$(7,050)

The activity related to the allowance for doubtful accounts for the quarter ended September 30, 2012 is summarized below:

	Allowance for Doubtful Accounts
	Beginning Balance as of June 30, 2012	Charge- offs	Recoveries	Provision	Ending Balance as of September 30, 2012	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
	(in 000s)
Contract term less than one year:
Trade and other receivables, current	$(6,138)	$821	$—	$(1,256)	$(6,573)	$(2,457)	$(4,116)

Contract term greater than one year:
Trade receivables, current	(7,935)	56	177	(2,399)	(10,101)	(6,985)	(3,116)
Trade receivables, noncurrent	(1,279)	295	—	(155)	(1,139)	(174)	(965)
	(9,214)	351	177	(2,554)	(11,240)	(7,159)	(4,081)

Lease receivables, current	—	—	—	—	—	—	—
Lease receivables, noncurrent	—	—	—	—	—	—	—
	—	—	—	—	—	—	—

Notes receivable, current	—	—	—	—	—	—	—
Notes receivable, noncurrent	(1,750)	—	—	(806)	(2,556)	(2,556)	—
	(1,750)	—	—	(806)	(2,556)	(2,556)	—

Total current	(14,073)	877	177	(3,655)	(16,674)	(9,442)	(7,232)
Total noncurrent	(3,029)	295	—	(961)	(3,695)	(2,730)	(965)
Total	$(17,102)	$1,172	$177	$(4,616)	$(20,369)	$(12,172)	$(8,197)

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

The following summarizes the aging of past due receivables, excluding trade accounts receivable with a contract term less than one year, as of September 30, 2013:

	1 to 90 Days Past Due	91 to 180 Days Past Due	181 + Days Past Due	Total Past Due	Current	Total Receivable	Recorded Investment in Receivables on Nonaccrual Status	Recorded Investment 90 Days and Accruing
	(in 000s)
Trade receivables	$7,212	$3,458	$8,114	$18,784	$100,688	$119,472	$18,784	$—
Lease receivables	—	—	—	—	18,997	18,997	—	—
Notes receivable	—	—	—	—	19,738	19,738	—	—
Total	$7,212	$3,458	$8,114	$18,784	$139,423	$158,207	$18,784	$—

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

The aging of customer invoices and note balances are based on contractually agreed upon payment terms, which in certain rare circumstances have been modified from the original financing terms. The modification of original financing terms are infrequent and generally do not represent a concession as they result only in a delay of payment that is typically insignificant to total trade, lease and notes receivable balances.

The Company provided development financing to certain customers in the form of notes receivable. There were no significant modifications of accounts receivable during the period.

Impairment is recognized when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of a note arrangement. There were no recorded investments in impaired loans as of September 30, 2013 and June 30, 2013.

The fair value of accounts and notes receivable, net, is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers, with similar credit ratings and remaining maturities. As of September 30, 2013 and June 30, 2013, the fair value of the accounts and notes receivable, net, approximate the carrying value.

4.                                      GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following:

		September 30, 2013			June 30, 2013
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in 000s)
Computer software	3 - 5	$40,722	$(36,217)	$4,505	$39,484	$(35,796)	$3,688
License rights	3 - 13	13,094	(8,183)	4,911	12,819	(7,215)	5,604
Trademarks	5 - 10	2,430	(2,245)	185	2,430	(2,239)	191
Core technology	5 - 14	27,063	(22,158)	4,905	27,063	(21,887)	5,176
Contracts	2 - 10	10,943	(10,077)	866	10,943	(9,766)	1,177
Other intangibles	3 - 5	1,811	(854)	957	2,548	(808)	1,740
Total finite lived intangible assets		$96,063	$(79,734)	$16,329	$95,287	$(77,711)	$17,576
Trademark	indefinite	7,500	—	7,500	7,500	—	7,500
Total		$103,563	$(79,734)	$23,829	$102,787	$(77,711)	$25,076

Total amortization expense related to finite lived intangible assets was $2.1 million and $2.6 million for the three months ended September 30, 2013 and 2012, respectively, which included computer software amortization expense of $0.5 million and $0.6 million for the three months ended September 30, 2013 and 2012, respectively.

The Company’s indefinite-lived intangible asset of approximately $7.5 million was for one-time consideration given for a perpetual, world-wide license for the use of the Bally trademark in connection with the Company’s business.

Future amortization of finite lived intangible assets is scheduled as follows:

Year Ended June 30,	(in 000s)
2014 (remaining nine months of fiscal year)	$6,376
2015	4,833
2016	2,919
2017	909
2018	248
Thereafter	1,044
Total	$16,329

The changes in the carrying amount of goodwill for the three months ended September 30, 2013, are as follows:

(in 000s)
Balance at June 30, 2013	$172,162
Foreign currency translation adjustment	224
Balance at September 30, 2013	$172,386

No impairment charges for goodwill and intangible assets were necessary for the three months ended September 30, 2013 and 2012.

5.                                      LONG-TERM DEBT

	September 30,	June 30,
	2013	2013
	(in 000s)
Revolving credit facility	$195,000	$240,000
Term loan facility	358,750	364,375
Other, generally unsecured	197	240
Long-term debt	553,947	604,615
Less current maturities	(26,447)	(24,615)
Long-term debt, net of current maturities	$527,500	$580,000

As of September 30, 2013 and June 30, 2013, there was approximately $505.0 million and $460.0 million, respectively, of undrawn availability under the revolving credit facility. Availability under the revolving credit facility is reduced to the extent of outstanding letters of credit.

On April 19, 2013, the Company entered into an amended and restated credit agreement that provides for a five-year $1.07 billion senior secured credit facility comprised of a $370 million term loan and a $700 million revolving credit facility, including a $50 million sublimit for the issuance of standby letters of credit, a $10 million sublimit for swingline loans and a $150 million sublimit for multicurrency borrowings approved under the credit facility. The interest rate on the credit facility is subject to a leverage-based pricing grid that ranges from LIBOR plus a margin of 1.00% to 2.00%.

As of September 30, 2013 and June 30, 2013, the interest rate on the revolving credit facility was 1.43% and 1.45%, respectively, and the interest rate on the term loan was 2.81% and 3.59%, respectively, after giving effect to the floating-to-fixed interest rate swap.

Under the credit facility, the term loan requires quarterly principal reductions in an amount equal to $5,625,000, through March 2014; $7,500,000, from June 2014 through March 2016; and $5,000,000 from June 2016 until the term loan’s maturity in April 2018 upon when the remaining outstanding principal balance of $247,500,000 is due.

The credit facility is collateralized by substantially all of the Company’s domestic property and is guaranteed by each of the Company’s domestic subsidiaries, excluding any noncontrolling interests, and is secured by a pledge agreement.

The fair value of long-term debt is estimated by discounting expected cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of September 30, 2013 and June 30, 2013, the fair value of long-term debt approximated the carrying value.

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

A breach of any of the covenants or the inability to comply with the required financial ratios could result in a default under the credit facility. In the event of any such default, the lenders could elect to declare all borrowings outstanding under the credit facility, together with any accrued interest and other fees, to be due and payable. If the Company were unable to repay the indebtedness upon its acceleration, the lenders could proceed against the underlying collateral. The Company was in compliance with all of the credit facility covenants as of September 30, 2013 and June 30, 2013.

On July 16, 2013, the Company entered into a definitive agreement to acquire SHFL entertainment, Inc. (“SHFL”) at a per share price of $23.25 in cash for total consideration of approximately $1.3 billion. The transaction is subject to approval by SHFL’s shareholders, required regulatory and other approvals and customary closing conditions. In August  2013, the Company entered into Amendment No. 1 to the Second Amended and Restated Credit Agreement to, among other things, permit the acquisition of SHFL, allow for an incremental term loan B facility in an amount not exceeding $1.1 billion to be used to finance the acquisition of SHFL, allow for additional incremental facilities not exceeding $250 million plus an additional amount such that, on a pro forma basis, the Company’s consolidated total leverage ratio would be less than 3.50 to 1.00, and increase the maximum permitted consolidated total leverage ratio to 4.75 to 1.0.  Loans will bear interest at a variable rate equal to either the applicable base rate or LIBOR, plus an interest margin determined by the Company’s consolidated total leverage ratio, with a range of base rate margins from 25 basis points to 175 basis points and a range of LIBOR margins from 125 basis points to 275 basis points.

The amendments to the Second Amended and Restated Credit Agreement will become effective when specified conditions precedent, including consummation of the acquisition of SHFL, are met.

Interest Rate Swap Agreements

Effective June 2011, the Company entered into a floating-to-fixed rate swap agreement with a maturity date of May 13, 2016 to fix a portion of the floating LIBOR based debt under the new term loan to fixed rate debt at an interest rate of 2.09% (plus applicable margin). The interest swap has an accreting and subsequently amortizing notional in order to hedge the targeted amount of debt over the life of the swap. At September 30, 2013 and June 30, 2013, the swap agreement had a notional value of $258.8 million and $264.4 million, respectively.

The Company has documented and designated the interest rate swap as a cash flow hedge. Based on the assessment of effectiveness using statistical regression, the Company determined that the interest rate swap is effective. Effectiveness testing of the hedge relationships and measurement to quantify ineffectiveness is performed each fiscal quarter using the hypothetical derivative method. As the interest rate swap qualifies as a cash flow hedge, the Company adjusts the cash flow hedge on a quarterly basis to its fair value with a corresponding offset to accumulated Other Comprehensive Income (“OCI”). The interest rate swap has been and is expected to remain highly effective for the life of the hedge. Effective amounts are reclassified to interest expense as the related hedged expense is incurred. Any ineffectiveness is reclassified from accumulated other comprehensive income to other income (expense). As of September 30, 2013 and June 30, 2013, the Company had no ineffectiveness on its cash flow hedge. Amounts related to the swap expected to be reclassified from other comprehensive income to interest expense in the next twelve months total $4.7 million.

Additional information on the Company’s interest rate swap is as follows:

Interest Rate Swaps	Balance Sheet Location	Fair Value (in 000s)	Location of Offsetting Balance
Cash flow hedge—$258.8 million LIBOR based debt	Accrued and other liabilities	$4,653
	Other liabilities	4,664
		$9,317	Accumulated other comprehensive income (before income taxes)

6.                                      SHARE-BASED COMPENSATION

Employee Stock Purchase Plan

The 2008 Employee Stock Purchase Plan (the “2008 ESPP”) provides that eligible employees are able to contribute up to 10% of their eligible earnings towards the quarterly purchase of the Company’s common stock. The employee’s purchase price is equal to 85% of the fair market value. During the three months ended September 30, 2013 and 2012, employees purchased 12,259 shares and 20,595 shares of common stock for approximately $0.8 million and $0.8 million, respectively, under the 2008 ESPP.

Share-Based Award Plans

Stock option activity as of and for the three months ended September 30, 2013 is summarized below:

		Weighted Average
	Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
	(in 000s)	(per share)	(years)	(in 000s)
Balance outstanding as of June 30, 2013	1,170	$29.60		$31,391
Granted	—	—
Exercised	(140)	33.18
Forfeited or expired	(1)	45.29
Balance outstanding as of September 30, 2013	1,029	$29.08	3.00	$44,215
Exercisable as of September 30, 2013	771	$25.73	2.51	$35,706

Restricted stock and RSU/ performance stock units (“PSUs”) activity as of and for the three months ended September 30, 2013 is summarized below:

	Restricted Stock	Weighted Average Grant Date Fair Value	RSUsPSUs	Weighted Average Grant Date Fair Value
	(in 000s)	(per share)	(in 000s)	(per share)
Balance outstanding as of June 30, 2013	571	$43.45	82	$45.65
Granted	2	60.91	—	—
Vested	(51)	38.78	—	—
Forfeited or expired	(2)	47.66	—	—
Balance outstanding as of September 30, 2013	520	$43.97	82	$45.65

Share-Based Compensation

The following table presents share-based compensation expense and related effect of the income tax benefit included in the Company’s unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,
	2013	2012
	(in 000s)
Selling, general and administrative	$2,389	$1,979
Research and development costs	1,044	1,036
Cost of gaming equipment and systems and gaming operations	29	6
Share-based compensation expense before tax	3,462	3,021
Income tax benefit	1,212	1,057
Net share-based compensation expense	$2,250	$1,964

As of September 30, 2013, there was $2.8 million of total unrecognized compensation expense related to the unvested portion of stock options which will be recognized over the subsequent 1.37 years. In addition, as of September 30, 2013, there was $18.0 million of total unrecognized compensation expense related to the unvested portion of restricted stock and RSUs/PSUs which will be recognized over the subsequent 1.75 years.

7.                                      STOCKHOLDERS’ EQUITY

Share Repurchase Plan

The Company’s Board of Directors have approved a variety of share repurchase plans under which, subject to price and market conditions, purchases of shares can be made from time to time in the open market or in privately negotiated transactions using available cash.

On April 24, 2013, the Company’s Board of Directors approved a $300 million share repurchase program which replaced the existing repurchase program at the time of approval. Shares of restricted stock forfeited to satisfy tax withholding obligations do not count against the authorized capacity under the Company’s share purchase program.

During the three months ended September 30, 2012, the Company repurchased 1.5 million shares of common stock for $67.2 million, under the share repurchase plan. There were no repurchases made under the share repurchase plan for the three months ended September 30, 2013. As of September 30, 2013, $149.8 million remained available under the plan for repurchase in future periods.

On April 24, 2013, the Company entered into an accelerated share repurchase agreement (“ASR Program”) with J. P. Morgan Securities LLC (“JPMorgan”) under which it paid JPMorgan $150 million and received an initial delivery of 2.3 million shares, which shares represented 85% of the ASR Program’s value at a price of $54.27 per share. Shares representing the remaining 15% of the ASR Program’s value were delivered at maturity of the ASR Program, with the final number of shares repurchased based on the volume-weighted average price of the Company’s common stock during the repurchase period, less an agreed upon discount and adjusted for the initial share delivery. The ASR Program settled on September 27, 2013 with the delivery of an additional 27,344 shares. The volume-weighted average price during the repurchase period was $63.11 per share.

The ASR Program was originally accounted for as two separate transactions: (i) as shares of common stock acquired in a share repurchase transaction and (ii) as a forward contract indexed to our own common stock. The initial delivery of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net earnings per share from the effective date of the ASR Program. The Company has determined that the forward contract indexed to our common stock met all of the applicable criteria for equity classification. As such, the Company recorded the $150 million of shares repurchased as a purchase of treasury stock of $127.5 million and a forward contract included in additional-paid-in-capital of $22.5 million at June 30, 2013. At September 27, 2013, the forward contract was settled.

8.                                      INCOME TAXES

The provision for income taxes for interim periods is based on the current estimate of the annual effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and is adjusted as necessary for quarterly events. The effective income tax rate was approximately 29.9% and 37.3% for the three months ended September 30, 2013 and 2012, respectively. The decrease in the effective income tax rate for the three months ended September 30, 2013 compared to 2012 is primarily attributable to discrete items related to the IRS settlement discussed below.

The IRS commenced examination of the Company’s United States federal income tax returns for 2006 through 2009 during fiscal year 2011. The IRS completed its field examination of the open tax years and issued a Revenue Agent’s Report in January 2012. The Company filed a formal protest regarding certain unagreed adjustments in March 2012 and the case was assigned to the IRS Appeals Office in Laguna Niguel, California. In June 2013, the Company agreed to settle all remaining issues with the IRS. Formal closure of the case occurred in July 2013 and the Company received a refund from the IRS of $7.7 million, including $0.6 million in interest. As a result, the Company recognized a reduction to unrecognized tax benefits and a corresponding reduction of income tax provisions of approximately $3.6 million in the three months ended September 30, 2013.

As of September 30, 2013, the Company has $9.1 million related to uncertain tax positions, excluding related accrued interest and penalties, $9.1 million of which, if recognized, would impact the effective tax rate. As of September 30, 2013, the Company has $0.5 million accrued for the payment of interest and penalties.

Changes to the balance of uncertain tax positions are as follows:

September 30,
2013
(in 000s)

Balance, beginning of period	$15,578
Additions based on tax provisions related to current year	397
Additions for tax positions of prior years	367
Reductions for tax positions of prior years	(3,456)
Settlements	(3,742)
Lapse of statute of limitations	—
Foreign currency translation adjustment	1
Balance, end of period	$9,145

It is reasonably possible that the Company’s amount of unrecognized tax benefits may decrease within the next twelve months by a range up to $1.1 million.

The Company files numerous consolidated and separate income tax returns in the United States and various state and foreign jurisdictions. The Company is currently under examination in certain states and foreign jurisdictions. With few exceptions, the Company is no longer subject to United States federal, state and local, or foreign income tax examinations for years before fiscal 2010.

9.                                      COMMITMENTS AND CONTINGENCIES

Litigation

The Company is subject to legal proceedings, claims and investigations in the ordinary course of business, including claims of alleged infringement of third- party patents and other intellectual property rights, indemnification claims, commercial, employment, regulatory and other matters. Liabilities related to such matters are recorded when it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated. All legal costs associated with litigation are expensed as incurred.

In February 2012, HBG Connex S.P.A. (“HBG”) filed requests for arbitration in the National and International Chamber of Arbitration of Milan, Italy, against the Company’s Dutch and Italian subsidiaries (“Bally Netherlands” and “Bally Italy”, respectively). HBG alleged breach of contract (i) by Bally Netherlands in connection with a contractual arrangement pursuant to which the Company agreed to supply certain gaming equipment and (ii) by Bally Italy in connection with €15 million in financial assistance provided by Bally Italy for HBG’s acquisition of licenses to operate gaming equipment in certain Italian markets. The Company responded in March 2012 denying the allegations and seeking to dismiss HBG’s claims, asserting counterclaims against HBG for breach of contract, and seeking equitable relief compelling HBG to perform its contractual obligations as well as an undetermined amount of monetary damages. On July 29, 2013, the parties entered into a settlement agreement pursuant to which they agreed to waive all claims, terminate the arbitration and all contractual arrangements, and HBG agreed to repay the Company €15 million in graduated monthly installments over four years from July 2013 to June 2017. The Arbitral Tribunal approved the parties’ joint requests for termination in September 2013.

The Company is also a party to various claims and lawsuits relating to routine matters that arise from time to time in the ordinary course of its’ business. Although, management does not currently believe that the outcome of such claims,  in the aggregate, will have a material effect on its consolidated financial position, results of operations or cash flows, these matters are subject to inherent uncertainties and management’ s view of these matters may change in the future.

As of September 30, 2013, the Company accrued aggregate liabilities of $7.4 million in other current liabilities for its contingent legal matters. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact on the Company’s financial statements for the period in which the effects become reasonably estimable.

10.                               SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates in one industry segment: the design, manufacture, operation, and distribution of advanced technology-based gaming solutions. Our Chief Executive Officer is our Chief Operating Decision Maker. Our management reviews financial information presented on a consolidated basis, accompanied by disaggregated information it receives from its internal management system about revenues by Gaming Equipment, which includes the sale of gaming devices and related equipment, parts and conversion kits; Gaming Operations, which includes the operation of wide-area progressive, video lottery and centrally determined systems and the rental of gaming devices and content; and Systems, which includes the sale and support of computerized monitoring systems and related recurring hardware and software maintenance revenue.

The following is a summary of revenues and gross margin:

	Three Months Ended September 30,
	2013	2012
	(in 000s)
Revenues:
Gaming Equipment and Systems
Gaming Equipment	$71,291	$82,744
Gaming Operations	101,902	101,140
Systems	76,096	51,267
Total revenues	$249,289	$235,151

Gross Margin(1):
Gaming Equipment and Systems
Gaming Equipment	$36,021	$39,173
Gaming Operations	71,283	70,147
Systems	56,860	39,484
Total gross margin	$164,164	$148,804

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

The Company has operations based primarily in the United States as well as significant sales and distribution offices based in Europe, and other foreign locations, including South America. The table below presents information as to the Company’s revenues and operating income by geographic region which is determined by country of destination:

	Three Months Ended September 30,
	2013	2012
	(in 000s)
Revenues:
United States and Canada	$219,012	$201,207
International	30,277	33,944
Total revenues	$249,289	$235,151

Operating income:
United States and Canada	$55,607	$53,873
International	1,361	(284)
Total operating income	$56,968	$53,589

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We begin this section with a summary of our operations as of September 30, 2013. The overview is followed by a detailed analysis of our results of operations and our financial condition and liquidity as of and for the three months ended September 30, 2013 and 2012. References to “we,” “our,” “us,” or the “Company” refer to Bally Technologies, Inc. and its subsidiaries.

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

Although we believe the expectations reflected in any forward looking statements are reasonable, readers are cautioned that forward looking statements involve known and unknown risks and uncertainties, are not guarantees of future performance and that actual results, performance or achievements may differ materially from any future results, performance or achievements expressed or implied by such forward looking statements. These differences can arise as a result of the risks described in Item 1A, Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013 (the “2013 10-K”), as well as other factors such as the impact of competition, the impact of any prolonged downturn in the economy or the financial markets, our ability to service debt, product development, foreign operations, dependence on key personnel, the ability to integrate future acquisitions, regulation by gaming authorities, the outcome of pending litigation matters, gaming taxes, market risks and the potential adverse effects to our financial condition, results of operations or prospects.

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

Business Overview

We are a diversified global gaming company that designs, manufactures, operates, and distributes advanced technology-based gaming devices, systems, server-based solutions, custom mobile applications, and interactive applications. Our innovations and technology solutions allow our customers to more effectively manage their operations using our wide range of marketing, data management and analysis, accounting, player tracking, security, and other software applications and tools. We also provide hardware, including spinning-reel and video gaming devices, specialty gaming devices, and wide-area progressive (“WAP”) systems. Under our business-to-business model, we support customers that include traditional land-based, riverboat, and Native American casinos, video lottery and central determination markets.

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

We derive our revenue from the following:

	Three Months Ended September 30,
	2013	% Rev	2012	% Rev
	(dollars in millions)

Gaming Equipment	$71.3	29%	$82.7	35%
Gaming Operations	101.9	41%	101.2	43%
Systems	76.1	30%	51.3	22%
	$249.3	100%	$235.2	100%

• Gaming Equipment	—	Sale of gaming devices and related equipment, parts and conversion kits;

• Gaming Operations	—	Operation of linked progressive systems, video lottery and centrally determined systems, and the rental of gaming devices and content; and

• Systems	—	Sale and support of specialized systems-based software, hardware and interactive products and related recurring maintenance revenue.

We review certain financial measures in assessing our financial condition and operating performance not only in connection with creating our internal forecasts and in making comparisons to financial results from prior periods, but also in making comparisons to our competitors’ financial results. We focus on fluctuations in revenue, cost and gross margin and also pay close attention to changes in our consolidated operating income, net income, diluted earnings per share, adjusted EBITDA (earnings before interest, taxes, depreciation and amortization, including asset charges and loss contingencies, acquisition-related costs, and share-based compensation), cash flows from operations and free cash flow (cash flows from operating activities less capital expenditures) as they are key indicators of our success. We also measure changes in selling, general and administrative (“SG&A”) expenses as a percent of revenue, which indicate management’s ability to control costs, as well as changes in research and development (“R&D”) costs as a percent of revenue, which demonstrate investment in technology and product development. The measures listed above are not a comprehensive list of all factors considered by us in assessing our financial condition and operating performance, and we may consider other individual measures as required by trends and discrete events arising in a specific period, but they are the key indicators.

The gaming sector was negatively impacted by the recent prolonged reduction in consumer spending and limited resources available to fund capital projects. While consumer spending on gaming activities has increased, as a result of this prolonged economic environment we provided select customers a greater amount of payment terms for periods up to one year, and in some cases for periods up to three years. We expect to continue to extend credit for these longer periods for the foreseeable future.

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

Gaming Equipment

	Three Months Ended September 30,
	2013	2012
	(dollars in millions, except ASP)

Revenues	$71.3	$82.7

New gaming devices	3,995	4,608
New unit Average Selling Price (“ASP”)	$16,307	$16,853

Revenues decreased in the three months ended September 30, 2013 due primarily to a decrease in the number of Canadian video lottery terminal (“VLT”) units sold in the current period. In the three months ended September 30, 2012, we sold 670 VLT units to the Atlantic Lottery Corporation, while no Canadian VLT units were sold in the same period this year. ASP decreased 3% in the three months ended September 30, 2013, when compared to the same period last year, due primarily to lower-ASP units sold in certain international jurisdictions during the current period. Decreases in new gaming device revenue during the three months ended September 30, 2013, when compared to the same period last year, were partially offset by increases in conversion kit revenue of $1.3 million during the current period.

Gaming equipment gross margin increased to 50% in the three months ended September 30, 2013, when compared to 47% in the same period last year, primarily driven by benefits from cost reduction initiatives in our Pro Series line of cabinets, a decrease in inventory write-downs, and an increase in higher margin conversion kit revenue during the current period, when compared to the same period last year.

Gaming Operations

	Three Months Ended September 30,
	2013	2012
	(dollars in millions)

Revenues	$101.9	$101.2
End of period installed base:
Linked progressive systems	2,522	2,251
Rental and daily-fee games	14,533	14,971
Video lottery systems (1)	11,907	12,040
Centrally determined systems	33,711	39,192

(1)   Excludes 727 and 537 electronic table games operating as of September 30, 2013 and 2012, respectively.

Revenues increased during the three months ended September 30, 2013 due primarily to increases in WAP and lottery systems revenue in the current period, when compared to the same period last year. WAP revenue increased due primarily to newer titles such Michael Jackson, Wanna Be Startin Somethin’™, NASCAR®, Hot Shot Progressive Dual Wheel™ and Jackpot Empire™. We believe the continued success of our Cash Connection™ WAP link is the result of the significant investments we have made in our game development studios and game platform over the past few years.

The installed base of centrally determined systems has declined as certain customers have upgraded these systems to utilize more sophisticated player tracking, bonus and marketing applications, which are included in systems maintenance revenues.

Systems

	Three Months Ended September 30,
	2013		2012
	(dollars in millions)

Hardware	$23.1	30%	$13.0	26%
Software and services	27.9	37%	17.6	34%
Maintenance	25.1	33%	20.7	40%
	$76.1	100%	$51.3	100%

Revenues increased during the three months ended September 30, 2013 due to increases in hardware, software and services and maintenance revenues, when compared to the same period last year..

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

Operating Expenses

	Three Months Ended September 30,
	2013	% of Revenue	2012	% of Revenue
	(dollars in millions)

Selling, general and administrative	$72.4	29%	$64.5	27%

Research and development costs	$29.5	12%	$25.1	11%

The increase in SG&A expenses was due primarily to the increases in payroll and related expenses, consulting fees, advertising expense, licensing fees, legal fees, regulatory expense, and other infrastructure expenses to support key new markets and initiatives. Payroll and related expenses increased due primarily to an increase in headcount in the comparative periods. Advertising increased due primarily to trade show expenditures for G2E. Legal and consulting expense increased due primarily to costs related to the planned SHFL entertainment acquisition. Total acquisition related costs expensed during the three months ended September 30, 2013 was approximately $5.2 million.

The increase in R&D costs was attributable to our continued focus on our technology assets, the expansion of technical resources, and the competitive landscape that requires continuous development of future generations of gaming products and systems. R&D increased to 12% of total revenues, when compared to 11% in the same period last year.

Liquidity

Total cash and cash equivalents increased $3.0 million in the three months ended September 30, 2013, when compared to an increase of $23.1 million in the same period last year. During the three months ended September 30, 2013, we made payments on our revolving credit facility of $45.0 million, compared to borrowings of $50.0 million under our revolving credit facility and repurchases of $68.1 million of our common stock during the same period last year.

Net cash provided by operating activities was $54.6 million and $37.7 million for the three months ended September 30, 2013 and 2012, respectively. Cash provided by operating activities in the current period was positively impacted by improvements in net income during the current period.

Results of Operations

The summary financial results and operating statistics are as follows:

	Three Months Ended September 30,
	2013	% Rev	2012	% Rev
	(dollars in millions)
Revenues:
Gaming Equipment	$71.3	29%	$82.7	35%
Gaming Operations	101.9	41%	101.2	43%
Systems	76.1	30%	51.3	22%
Total revenues	$249.3	100%	$235.2	100%

Gross Margin:
Gaming Equipment(1)	$36.0	50%	$39.2	47%
Gaming Operations	71.3	70%	70.1	69%
Systems(1)	56.9	75%	39.5	77%
Total gross margin	$164.2	66%	$148.8	63%

Selling, general and administrative	$72.4	29%	$64.5	27%
Research and development costs	29.5	12%	25.1	11%
Depreciation and amortization	5.3	2%	5.6	2%
Operating income	$57.0	23%	$53.6	23%

(1)           Gross Margin from Gaming Equipment and Systems excludes amortization related to certain intangibles, including core technology and license rights, which are included in depreciation and amortization.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Total revenues increased $14.1 million to $249.3 million, or 6%, in the three months ended September 30, 2013, when compared to the same period last year, and was comprised of the following:

Gaming Equipment Revenue. Gaming Equipment revenue decreased by $11.4 million, or 14%, to approximately $71.3 million primarily as a result of:

•      a 13% decrease in new gaming device sales to 3,995 units in the three months ended September 30, 2013, when compared to 4,608 units in the same period last year, due primarily to a decrease in Canadian VLT units sold in current period. During the same period in fiscal year 2013, we sold 670 units to the Atlantic Lottery Corporation; and

•      a 3% decrease in ASP to $16,307 in the three months ended September 30, 2013, when compared to $16,853 in the same period last year, due primarily to lower-ASP units sold in certain international markets during the current period.

Gaming Equipment Gross Margin. Gaming Equipment gross margin increased to 50% in the three months ended September 30, 2013 from 47% in the same period last year, due primarily to product mix, cost reductions in certain models of the Pro Series line of cabinets, a decrease in inventory write-downs, and an increase in higher margin conversion kit revenue during the current period.

Gaming Operations Revenue. Gaming Operations revenue increased $0.7 million, or 1%, to approximately $101.9 million in the three months ended September 30, 2013, when compared to the same period last year, primarily as a result of:

•      an increase in WAP revenue driven by continued success of our Cash Connection link with newer titles such Michael Jackson, Wanna Be Startin Somethin’, NASCAR, Hot Shot Progressive Dual Wheel and Jackpot Empire; and

•      an increase in lottery systems revenue.

Gaming Operations Gross Margin. Gaming Operations gross margin increased to 70% in the three months ended September 30, 2013 from 69% in the same period last year, due primarily to a reduction in jackpot expense.

Systems Revenue. Systems revenue increased $24.8 million, or 48%, to approximately $76.1 million in the three months ended September 30, 2013, when compared to the same period last year, primarily as a result of:

•      a $4.4 million, or 21%, increase in maintenance revenue due to the increased install base of customers on our systems;

•      a $10.1 million, or 78%, increase in hardware revenue; and

•      a $10.3 million, or 59%, increase in software and services revenue.

Systems Gross Margin. Systems gross margin decreased to 75% in the three months ended September 30, 2013 from 77%, in the same period last year, primarily as a result of a change in the mix of products sold in the comparative periods including an increase in hardware revenue which have higher variable costs.

Selling, General and Administrative Expenses. SG&A expenses increased $7.9 million, or 12%, in the three months ended September 30, 2013, when compared to the same period last year, due primarily to increases in payroll and related expenses, outside services and consulting fees, advertising expense, licensing fees, legal fees, regulatory expense, and other infrastructure expenses to support key new markets and initiatives. Payroll and related expenses increased due primarily to an increase in headcount in the comparative periods. Advertising increased due primarily to increases in trade show expenditures in connection with G2E which was held in the first quarter this fiscal year, as compared to the second quarter of fiscal year 2013. Legal and consulting expense increased due primarily to costs related to the pending SHFL acquisition. Total acquisition related costs expensed during the three months ended September 30, 2013, including legal and consulting expenditures, was approximately $5.2 million.

Research and Development Costs. R&D costs increased $4.4 million, or 18%, in the three months ended September 30, 2013, when compared to the same period last year, due primarily to increased product development efforts requiring an increase in employee related costs. R&D increased to 12% of total revenues, when compared with 11% in the same period last year.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $0.3 million in the three months ended September 30, 2013, when compared to the same period last year.

Other Income (Expense), Income Tax Expense and Net Income (Loss) Attributable to Noncontrolling Interests

Other income (expense) and income tax expense from continuing operations and net loss (income) attributable to noncontrolling interests was as follows:

	Three Months Ended September 30,
	2013	2012
	(in millions)
Other income (expense)
Interest income	$2.5	$1.1
Interest expense	(4.4)	(4.6)
Other, net	(0.9)	(0.7)
Total other expense	$(2.8)	$(4.2)
Income tax expense	(16.2)	(18.4)
Net income (loss) attributable to noncontrolling interests	0.2	(1.6)

Other Income (Expense). Other expense decreased $1.4 million in the three months ended September 30, 2013, when compared to the same period last year. Interest income increased during the current period due primarily to interest related to an IRS refund and interest earned on accounts and notes receivable. In the three months ended September 30, 2013, losses on foreign currency translation were $1.0 million, when compared to losses of $0.8 million in the same period last year. Interest expense was $4.4 million in the three months ended September 30, 2013, when compared to $4.6 million in the same period last year.

Income Tax Expense. Income tax expense decreased $2.2 million, or 12%, during the three months ended September 30, 2013, when compared to the same period last year, due primarily to closure of the IRS examination of the United States federal income tax returns for fiscal year 2006 through 2009 during the current period. The effective income tax rate for the three months ended September 30, 2013 and 2012 was 29.9% and 37.3%, respectively.

Net loss (income) attributable to noncontrolling interests. Net loss attributable to noncontrolling interests decreased $1.8 million in the three months ended September 30, 2013, when compared to the same period last year, due to higher jackpot expense in the prior year period.

Financial Condition and Liquidity

Working Capital

	September 30,	June 30,	Increase (decrease)
	2013	2013	Amount	%
	(in 000s)
Cash and cash equivalents	$66,216	$63,220	$2,996	5%

Total long-term debt, including current maturities	$553,947	$604,615	$(50,668)	(8)%

Total current assets	$499,108	$493,077	$6,031	1%
Total current liabilities	225,674	226,935	(1,261)	(1)%
Net working capital	$273,434	$266,142	$7,292	3%

Our net working capital increased 3% in September 30, 2013, when compared to June 30, 2013. As of September 30, 2013 and June 30, 2013, we had $66.2 million and $63.2 million, respectively, in consolidated cash and cash equivalents.

Pursuant to various state gaming regulations, certain cash accounts are maintained to ensure availability of funds to pay wide-area progressive jackpot awards in installments rather than in one lump-sum. At September 30, 2013 and June 30, 2013, these accounts had an aggregate value of approximately $13.4 million and $12.9 million, respectively, which are classified as restricted cash in our unaudited condensed consolidated balance sheets. In addition, we purchase U.S. Treasury Strip Securities for the benefit of jackpot winners who elect to receive winnings in annual or weekly installment payments. These securities are included in restricted long-term investments in the accompanying unaudited condensed consolidated balance sheets, and totaled $15.0 million and $14.8 million as of September 30, 2013 and June 30, 2013, respectively.

On September 30, 2013 and June 30, 2013, the amount of cash and investments held by foreign subsidiaries was $26.4 million and $38.1 million, respectively. If these funds are needed for our operations in the U.S., we could be required to accrue and pay U.S. taxes to repatriate these funds.

Total current and long-term accounts and notes receivable increased $6.7 million during the three months ended September 30, 2013, when compared to June 30, 2013. As of September 30, 2013 and June 30, 2013, our DSO’s were consistent at 106 days.

On April 24, 2013, we entered into an accelerated share repurchase agreement with J. P. Morgan Securities, Inc. (the “ASR Program”) under which we paid J. P. Morgan $150 million and received an initial delivery of 2.3 million shares, which shares represented 85% of the ASR Program’s value at a price of $54.27 per share. Shares representing the remaining 15% of the ASR Program’s value were delivered at maturity of the ASR Program, with the final number of shares repurchased based on the volume-weighted average price of our common stock during the repurchase period, less an agreed upon discount and adjusted for the initial share delivery. The ASR Program settled on September 27, 2013 with the delivery of an additional 27,344 shares. The volume-weighted average price during the repurchase period was $63.11 per share.

During fiscal year 2013, we repurchased 5.2 million shares of our common stock for approximately $280.1 million under our $300 million share repurchase program, which included all of the shares purchased through the ASR Program. Excluding the shares delivered at maturity of the ASR Program, which were deemed to be repurchased in fiscal year 2013, there were no repurchases made under the share repurchase program for the three months ended September 30, 2013. As of September 30, 2013, $149.8 million remained available under the program for repurchase in future periods.

On April 19, 2013, we entered into an amended and restated credit agreement that provides for a five-year $1.07 billion senior secured credit facility comprised of a $370 million term loan and a $700 million revolving credit facility, including a $50 million sublimit for the issuance of standby letters of credit, a $10 million sublimit for swingline loans and a $150 million sublimit for multicurrency borrowings approved under the credit facility. The interest rate on the credit facility is subject to a leverage-based pricing grid that ranges from LIBOR plus a margin of 1.00% to 2.00%.

As of September 30, 2013 and June 30, 2013, the interest rate on the revolving credit facility was 1.43% and 1.45%, respectively, and the interest rate on the term loan was 2.81% and 3.59%, respectively, after giving effect to the floating-to-fixed interest rate swap.

Effective June 2011, we entered into a floating-to-fixed rate swap agreement with a maturity date of May 13, 2016 to fix a portion of the floating LIBOR based debt under the new term loan to fixed rate debt at an interest rate of 2.09% (plus applicable margin). The interest swap has an accreting and subsequently amortizing notional in order to hedge the targeted amount of debt over the life of the swap. At September 30, 2013 and June 30, 2013, the swap agreement had a notional value of $258.8 million and $264.4 million, respectively.

Under the credit facility, the term loan requires quarterly principal reductions in an amount equal to $5,625,000, through March 2014; $7,500,000, from June 2014 through March 2016; and $5,000,000 from June 2016 until the term loan’s maturity in April 2018 upon when the remaining outstanding principal balance of $247,500,000 is due.

The credit facility is collateralized by substantially all of our domestic property and is guaranteed by each of our domestic subsidiaries, excluding any noncontrolling interests, and is secured by a pledge agreement and contains a number of covenants as described under Note 5 to the unaudited condensed consolidated financial statements, Long-Term Debt. We were in compliance with all of the credit facility covenants as of September 30, 2013 and June 30, 2013.

As of September 30, 2013 and June 30, 2013, there was approximately $505.0 million and $460.0 million, respectively, of undrawn availability under the revolving credit facility. Availability under the revolving credit facility is reduced to the extent of outstanding letters of credit.

Management believes that cash flows from current operating activities will provide us with sufficient capital resources and liquidity to operate our business for at least the next 12 months.

At September 30, 2013, we had no material commitments for capital expenditures.

Cash Flow Summary

Our primary sources of liquidity include existing cash and cash equivalents, cash flows from all operating activities and the availability of funds under our revolving credit facility.

We utilize our cash to acquire materials for the manufacture of goods for resale, to pay payroll, interest, taxes and SG&A expenses and to fund R&D activities.

Cash flows provided by operating activities were $54.6 million in the three months ended September 30, 2013 as compared to $37.7 million in the same period last year, a $16.9 million increase. In the comparable periods, cash flows from operating activities for the three months ended September 30, 2013 were positively affected by improvements in net income, inventories, prepaid and refundable income tax and income tax payable, and were partially offset by changes in accounts and notes receivable, other current assets and other assets during the same period.

Cash utilized for investing activities is primarily for capital expenditures related to office and gaming equipment and improvements in leaseholds, financing arrangements with customers, acquisitions, and investments in technology and other long-term assets. During the three months ended September 30, 2013 and 2012, we made capital expenditures of $5.2 million and $4.2 million, respectively. During the three months ended September 30, 2013, we received payments from development financing notes receivable of $1.4 million.

Cash utilized for financing activities is primarily for the payment of principal on our debt and the repurchase of shares of our common stock. During the three months ended September 30, 2013, we made payments of $50.7 million on our credit facility, including $45.0 million on our revolving credit facility and $5.7 million on our term loan facility. In addition, during the current quarter, we paid $1.4 million in debt issuance costs. During the three months ended September 30, 2012, we made payments of $3.8 million on our credit facility and repurchased $68.1 million of our common stock (including restricted stock forfeitures to satisfy tax withholding).

Cash provided by financing activities is primarily from proceeds from the exercise of stock options and purchases of stock under our 2008 ESPP, borrowings under our revolving credit facility, and excess tax benefits of stock option exercises. During the three months ended September 30, 2013, we received proceeds of $5.6 million from the exercise of employee stock options or from participation in the 2008 ESPP. During the three months ended September 30, 2012, we borrowed $50.0 million under our revolving credit facility. In addition, during the three months ended September 30, 2012, we received proceeds of $7.4 million from the exercise of employee stock options or from participation in the 2008 ESPP.

Critical Accounting Policies

A description of our critical accounting policies can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2013 Form 10-K. There were no material changes to those policies during the three months ended September 30, 2013.

Other Recently Issued Accounting Pronouncements

For a description of other recently issued accounting pronouncements, see Note 1 to the unaudited condensed consolidated financial statements, Description of Business and Summary of Significant Accounting Policies.

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of September 30, 2013, we had total debt outstanding of approximately $553.9 million which consisted primarily of a $358.8 million term loan and $195.0 million of borrowing under our revolving credit facility. During the quarter ended September 30, 2013, the interest rate for the credit facility was subject to a leveraged based pricing grid. We have minimized our exposure to market interest rate risk because the variable interest rate on the term loan was effectively converted to a fixed rate as a result of the floating-to-fixed interest rate swap entered into in June 2011, and discussed in Note 5 to the unaudited condensed consolidated financial statements, Long-Term Debt. As of September 30, 2013, the interest rate on the revolving credit facility was 1.43% and the interest rate on our term loan was approximately 2.81%, after giving effect to our interest rate swap. We estimate a hypothetical decline of 100 bps in applicable interest rates would have an immaterial impact on our business because we manage this exposure with derivative financial instruments.

Foreign Currency Exchange Rate Risk

Certain of our foreign subsidiaries use their local currency as their functional currency and are exposed to risks resulting from fluctuations in foreign currency exchange rates. During the three months ended September 30, 2013 and 2012, we recognized foreign currency exchange rate losses of approximately $1.0 million and $0.8 million, respectively. We estimate that a hypothetical 10% strengthening (or weakening) of the U.S. dollar for fiscal 2013 would have an immaterial impact on our business.

In addition, the net assets of these subsidiaries are exposed to foreign currency translation gains and losses which are included as a component of accumulated other comprehensive income in stockholders’ equity in our unaudited condensed consolidated balance sheets. Such translation resulted in unrealized loss of $0.2 million as of September 30, 2013.

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

Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013.

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

Changes in Internal Control Over Financial Reporting during the Quarter Ended September 30, 2013

Although we update our internal controls as necessary to accommodate any modifications to our business processes and accounting procedures as part of our normal operations, there were no changes in our internal control over financial reporting that occurred in the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.            LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 9 to the unaudited condensed consolidated financial statements, Commitments and Contingencies, which is incorporated by reference in response to this item.

ITEM 1A.         RISK FACTORS

The Company is subject to risks and uncertainties that could cause our actual results to differ materially from the expectations expressed in the forward looking statements. Factors that could cause our actual results to differ from expectations are described under “Item 1A. Risk Factors” in the 2013 10-K, to which there were no material changes during the period covered by this Quarterly Report on Form 10-Q.

ITEM 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s Board of Directors has historically approved a variety of share repurchase programs under which, subject to price and market conditions, purchases of shares could be made from time to time in the open market or in privately negotiated transactions using available cash.

On April 24, 2013, the Company’s Board of Directors approved a $300 million share repurchase program which replaced the existing repurchase program at the time of approval.

On April 24, 2013, the Company also entered into the ASR Program with J.P. Morgan Securities (“JPMorgan”) under which it paid JPMorgan $150 million and received an initial delivery of 2.3 million shares, which shares represented 85% of the ASR Program’s value at a price of $54.27 per share. Shares representing the remaining 15% of the ASR Program’s value were delivered at maturity of the ASR Program, with the final number of shares repurchased based on the volume-weighted average price of the Company’s common stock during the repurchase period, less an agreed upon discount and adjusted for the initial share delivery. The ASR Program settled on September 27, 2013 with the delivery of an additional 27,344 shares. The volume-weighted average price during the repurchase period was $63.11 per share.

The Company’s quarterly share repurchases under the $300 million share repurchase program, excluding treasury shares acquired in non-cash transactions related to forfeited stock awards and shares exchanged for options exercised, are set forth in the table below. The shares repurchased during the period did not reduce the maximum dollar value of shares that may yet be purchased under the $300 million repurchase program because the value of such repurchased shares was reflected in the $150 million reduction related to the entry into the ASR Program disclosed in the 2013 10-K.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
				$149,779,699
July 1 — July 31, 2013	—	$—	—	$149,779,699
August 1 — August 31, 2013	—	$—	—	$149,779,699
September 1 — September 30, 2013	27,344	$—	27,344	$149,779,699
Total	27,344	$—	27,344

ITEM 6.              EXHIBITS

Exhibits	Description

10.1#	Separation and Employment Agreement by and between the Company and John Connelly, dated as of March 31, 2011.
31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BALLY TECHNOLOGIES, INC.		Date: November 6, 2013

By	/s/Ramesh Srinivasan
Ramesh Srinivasan
Chief Executive Officer
(Principal Executive Officer)

By	/s/Neil P. Davidson
Neil P. Davidson
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)