Form 10-Q
period 2013-12-31
BALLY TECHNOLOGIES, INC.
filed 2014-02-10
CIK 2491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

The number of shares of Common Stock, $0.10 par value, outstanding as of February 5, 2014, was 39,108,000 which do not include 26,545,000 shares held in treasury.

PART I

ITEM 1.              FINANCIAL STATEMENTS

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2013	June 30, 2013
	(in 000s, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$108,588	$63,220
Restricted cash	13,895	12,939
Accounts and notes receivable, net of allowances for doubtful accounts of $15,277 and $14,813	280,900	248,497
Inventories	98,737	68,407
Prepaid and refundable income tax	45,800	21,845
Deferred income tax assets	49,286	38,305
Deferred cost of revenue	17,966	22,417
Prepaid assets	20,936	14,527
Other current assets	5,403	2,920
Total current assets	641,511	493,077
Restricted long-term investments	17,021	14,786
Long-term accounts and notes receivables, net of allowances for doubtful accounts of $1,629 and $1,764	69,641	65,456
Property, plant and equipment, net of accumulated depreciation of $66,744 and $60,556	66,453	35,097
Leased gaming equipment, net of accumulated depreciation of $230,138 and $209,680	138,144	113,751
Goodwill	990,083	172,162
Intangible assets, net	529,226	25,076
Deferred income tax assets	4,374	17,944
Income tax receivable	1,811	1,837
Deferred cost of revenue	11,404	12,105
Other assets, net	58,138	27,974
Total assets	$2,527,806	$979,265

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,457	$25,863
Accrued and other liabilities	103,253	91,127
Jackpot liabilities	12,365	11,731
Deferred revenue	48,706	62,254
Income tax payable	5,572	11,345
Current maturities of long-term debt	39,305	24,615
Total current liabilities	237,658	226,935
Long-term debt, net of current maturities	1,900,935	580,000
Deferred revenue	29,081	23,696
Other income tax liability	12,679	12,658
Deferred income tax liabilities	134,143	171
Other liabilities	22,662	16,633
Total liabilities	2,337,158	860,093
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $.10 par value; 100,000,000 shares authorized; 65,642,000 and 65,318,000 shares issued and 39,097,000 and 38,855,000 outstanding	6,555	6,523
Treasury stock at cost, 26,545,000 and 26,463,000 shares	(1,084,060)	(1,058,381)
Additional paid-in capital	578,161	535,759
Accumulated other comprehensive loss	(15,846)	(10,692)
Retained earnings	705,334	646,339
Total Bally Technologies, Inc. stockholders’ equity	190,144	119,548
Noncontrolling interests	504	(376)
Total stockholders’ equity	190,648	119,172
Total liabilities and stockholders’ equity	$2,527,806	$979,265

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
	(in 000s, except per share amounts)
Revenues:
Gaming equipment and systems	$177,398	$139,323	$324,785	$273,334
Product lease, operation and royalty	107,795	99,016	209,697	200,156
	285,193	238,339	534,482	473,490
Costs and expenses:
Cost of gaming equipment and systems (1)	72,916	52,205	127,422	107,559
Cost of product lease, operation and royalty(1)	32,365	29,335	62,984	60,328
Selling, general and administrative	90,986	67,852	163,413	132,368
Research and development costs	32,709	26,599	62,213	51,694
Depreciation and amortization	11,672	5,687	16,937	11,291
	240,648	181,678	432,969	363,240
Operating income	44,545	56,661	101,513	110,250
Other income (expense):
Interest income	2,489	1,403	4,970	2,547
Interest expense	(11,795)	(4,538)	(16,222)	(9,155)
Other, net	(1,209)	(1,059)	(2,109)	(1,802)
Income from operations before income taxes	34,030	52,467	88,152	101,840
Income tax expense	(12,105)	(19,389)	(28,277)	(37,818)
Net income	21,925	33,078	59,875	64,022
Less net income (loss) attributable to noncontrolling interests	714	(48)	880	(1,636)
Net income attributable to Bally Technologies, Inc.	$21,211	$33,126	$58,995	$65,658

Basic and Diluted earnings per share attributable to Bally Technologies, Inc.:
Basic earnings per share	$0.55	$0.82	$1.53	$1.62
Diluted earnings per share	$0.54	$0.80	$1.51	$1.57

Weighted average shares outstanding:
Basic	38,502	40,399	38,441	40,633
Diluted	39,189	41,494	39,140	41,805

(1)         Cost of gaming equipment and systems and product lease, operation and royalty exclude amortization related to intangible assets which are included in depreciation and amortization.

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
	(in 000s)

Net Income	$21,925	$33,078	$59,875	$64,022

Other comprehensive income (loss):
Foreign currency translation adjustment before income taxes	(7,119)	39	(7,354)	892
Income tax expense	—	—	—	—
Foreign currency translation adjustment	(7,119)	39	(7,354)	892

Unrealized gain (loss) on derivative financial instruments before income taxes	3,086	1,289	3,385	763
Income tax expense (benefit)	(1,080)	(451)	(1,185)	(267)
Unrealized gain (loss) on derivative financial instruments	2,006	838	2,200	496

Total other comprehensive income (loss), net of income taxes	(5,113)	877	(5,154)	1,388
Comprehensive income	16,812	33,955	54,721	65,410

Less: comprehensive income (loss) attributable to noncontrolling interests	714	(48)	880	(1,636)
Comprehensive income attributable to Bally Technologies, Inc.	$16,098	$34,003	$53,841	$67,046

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012

	Common Stock		Series E Special	Treasury	Additional Paid-In	Accumulated Other Comprehensive Income (Loss)	Retained	Noncontrolling	Total Stockholders’
	Shares	Dollars	Stock	Stock	Capital	(“OCI”)	Earnings	Interests	Equity
	(in 000s)
Balances at June 30, 2012	63,150	$6,309	$12	$(790,633)	$489,002	$(13,477)	$504,895	$1,367	$197,475
Net income (loss)	—	—	—	—	—	—	65,658	(1,636)	64,022
Foreign currency translation adjustment	—	—	—	—	—	892	—	—	892
Unrealized loss on derivative financial instruments, net of tax	—	—	—	—	—	496	—	—	496
Total comprehensive income	—	—	—	—	—	—	—	—	$65,410
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(22)	(22)
Issuance and receipt of restricted stock, ESPP shares, stock options and related tax and tax benefit	1,341	133	—	(8,712)	27,040	—	—	—	18,461
Purchase of common stock for treasury	—	—	—	(91,323)	—	—	—	—	(91,323)
Share-based compensation	—	—	—	—	6,157	—	—	—	6,157
Balances at December 31, 2012	64,491	$6,442	$12	$(890,668)	$522,199	$(12,089)	$570,553	$(291)	$196,158

Balances at June 30, 2013	65,318	$6,523	$—	$(1,058,381)	$535,759	$(10,692)	$646,339	$(376)	$119,172
Net income (loss)	—	—	—	—	—	—	58,995	880	59,875
Foreign currency translation adjustment	—	—	—	—	—	(7,354)	—	—	(7,354)
Unrealized loss on derivative financial instruments, net of tax	—	—	—	—	—	2,200	—	—	2,200
Total comprehensive income	—	—	—	—	—	—	—	—	$54,721
Issuance and receipt of restricted stock, ESPP shares, stock options and related tax and tax benefit	324	32	—	(3,179)	12,779	—	—	—	9,632
Settlement of accelerated share repurchase forward contract	—	—	—	(22,500)	22,500	—	—	—	—
Share-based compensation	—	—	—	—	7,123	—	—	—	7,123
Balances at December 31, 2013	65,642	$6,555	$—	$(1,084,060)	$578,161	$(15,846)	$705,334	$504	$190,648

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31,
	2013	2012
	(in 000s)
Cash flows from operating activities:
Net income	$59,875	$64,022
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,087	43,658
Share-based compensation	7,123	6,157
Amortization of deferred debt issuance costs	1,527	888
Income tax (benefit) expense	(3,178)	146
Provision for doubtful accounts	2,317	7,019
Inventory write-downs	3,919	3,973
Excess tax benefit of stock option exercises	(3,439)	(10,635)
Other	92	998
Change in operating assets and liabilities:
Accounts and notes receivable	21,681	19,147
Inventories	(15,080)	(36,890)
Prepaid and refundable income tax and income tax payable	(16,486)	(15,771)
Other current assets and other assets	(3,879)	(183)
Accounts payable	(2,004)	(9,269)
Accrued liabilities and jackpot liabilities	(12,518)	(12,365)
Deferred revenue and deferred cost of revenue	(6,732)	6,969
Net cash provided by operating activities	85,305	67,864
Cash flows from investing activities:
Acquisition, net of cash acquired	(1,344,137)	—
Capital expenditures	(10,956)	(6,915)
Restricted cash and investments	(3,192)	2,024
Financing provided to customer	—	(1,228)
Payments received from development financing	1,878	—
Additions to other long-term assets	(5,191)	(659)
Net cash used in investing activities	(1,361,598)	(6,778)
Cash flows from financing activities:
Proceeds from revolving credit facility	330,000	55,000
Payments on revolving credit facility	(70,000)	—
Proceeds from long-term debt	1,100,000	—
Payments on long-term debt and capital leases	(14,052)	(7,535)
Capitalized debt issuance costs	(33,016)	—
Acquisition-related contingent consideration	(459)	—
Distributions to noncontrolling interests	—	(22)
Purchase of treasury stock	(3,179)	(100,035)
Excess tax benefit of stock option exercises	3,439	10,635
Proceeds from exercise of stock options and employee stock purchases	9,372	16,305
Net cash provided by (used in) financing activities	1,322,105	(25,652)

Effect of exchange rate changes on cash	(444)	1,456

Cash and cash equivalents:
Increase for period	45,368	36,890
Balance, beginning of period	63,220	32,673
Balance, end of period	$108,588	$69,563

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental information is related to the unaudited condensed consolidated statements of cash flows:

	Six Months Ended December 31,
	2013	2012
	(in 000s)
Cash paid for interest	$14,878	$8,545
Cash paid for income taxes, net of refunds	47,374	53,382

Non-cash investing and financing transactions:
Transfer of inventory to leased gaming equipment (1)	$27,342	$45,360
Reclassify property, plant and equipment to inventory (1)	6,384	6,141

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

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.             DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Bally Technologies, Inc. (“Bally” or the “Company”), a Nevada corporation, is a diversified global gaming company that designs, manufactures, operates and distributes gaming machines, table game products, casino-management systems, interactive applications, and networked and server-based systems that drive revenue and provide operating efficiencies for gaming operators. The Company’s innovations and technology solutions allow its customers to more effectively manage their operations using our wide range of marketing, data management and analysis, accounting, player tracking, security and other software applications and tools. The Company also provides hardware and games, including spinning-reel and video gaming devices, specialty gaming devices, table-game products, and wide-area progressive systems. Under its business-to-business model, the Company supports customers that include traditional land-based, riverboat, and Native American casinos, video lottery and central determination markets.

Principles of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Bally Technologies, Inc., and its 100%-owned and partially owned subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), include all adjustments necessary to fairly present the Company’s consolidated financial position, results of operations and cash flows for each period presented. All adjustments are of a normal, recurring nature. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations. The results of operations for an interim period are not necessarily indicative of the results that may be expected for any other interim period or the year as a whole. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013. References to specific U.S. GAAP within this report cite topics within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).

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

Business Combinations

The Company applies the provisions of ASC 805, Business Combinations, in the accounting for acquisitions. It requires a Company to recognize separately from goodwill the assets acquired and the liabilities assumed, at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. Significant estimates and assumptions are required to value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable. These estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. In addition, deferred tax assets, deferred tax liabilities, uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. The Company reevaluates these items quarterly based upon facts and circumstances that existed as of the acquisition date and any adjustments to its preliminary estimates are recorded to goodwill if identified within the measurement period. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations.

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

The Company transacts business in various foreign currencies and has international sales and expenses denominated in foreign currencies, subjecting the Company to foreign currency risk. The Company enters into foreign currency forward contracts, generally with maturities of twelve months or less, to hedge recognized foreign currency assets and liabilities to reduce the risk that earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. The gains or losses resulting from changes in the fair value of these forward contracts, which are not designated as accounting hedges, are reported in other income (expense) in the unaudited condensed consolidated statements of operations, and generally offset the gains and losses associated with the underlying foreign-currency-denominated balances, which are also reported in other income (expense). As of December 31, 2013 and June 30, 2013, euro forward contracts for a total of $25.9 million and $33.0 million, respectively, or the equivalent of €18.9 and €25.3 million, were outstanding. In addition, as of December 31, 2013 and June 30, 2013, pound sterling forward contracts for a total of $5.0 million and $2.3 million, respectively, or the equivalent of £3.0 million and £1.5 million, were outstanding.

The Company may use interest rate derivatives to manage the interest expense generated by variable rate debt and foreign currency derivatives to manage foreign exchange risk. The Company’s derivative financial instruments are measured at fair value on a recurring basis, and the balances were as follows:

	Fair Value Measurements Using Input Type
	Level 1	Level 2	Level 3
	(in 000s)
As of December 31, 2013:
Assets:
Other assets:
Interest rate derivative financial instrument	$—	$2,013	$—
Liabilities:
Accrued and other liabilities:
Foreign currency derivative financial instruments	$—	$731	$—
Interest rate derivative financial instrument	$—	$4,495	$—
Other liabilities:
Interest rate derivative financial instrument	$—	$3,749	$—

As of June 30, 2013:
Assets:
Other current assets:
Foreign currency derivative financial instrument	$—	$397	$—
Liabilities:
Accrued and other liabilities:
Foreign currency derivative financial instrument	$—	$22	$—
Interest rate derivative financial instruments	$—	$4,689	$—
Other liabilities:
Interest rate derivative financial instrument	$—	$4,927	$—

The valuation techniques used to measure the fair value of the derivative financial instruments above in which the counterparties have high credit ratings, were derived from pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data. The Company’s discounted cash flow techniques use observable market inputs, such as LIBOR-based yield curves and foreign currency forward rates. See Note 7 to the unaudited condensed consolidated financial statements, Long-Term Debt.

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

The impact of the cash flow hedge and non-designated foreign currency derivatives on the unaudited condensed consolidated financial statements is depicted below:

Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
	(in 000s)
For the three months ended December 31, 2013:
Interest rate swap agreements	$1,818	Interest expense	$(1,268)	Interest expense	$—
For the three months ended December 31, 2012:
Interest rate swap agreement	$(41)	Interest expense	$(1,330)	Interest expense	$—

Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
	(in 000s)
For the six months ended December 31, 2013:
Interest rate swap agreements	$833	Interest expense	$(2,552)	Interest expense	$—
For the six months ended December 31, 2012:
Interest rate swap agreement	$(1,798)	Interest expense	$(2,561)	Interest expense	$(9)

	Amount of Loss Recognized in Other Income (Expense)
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
Non-Designated Derivative	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
	(in 000s )
Foreign Currency Forward Contracts	$(589)	$(1,064)	$(2,018)	$(1,896)

The pre-tax changes in other comprehensive income for the six months ended December 31, 2013 and 2012 are as follows:

	Amount
	(in 000s)
Interest Rate Derivative Financial Instrument OCI Rollforward:	Six Months Ended December 31, 2013	Six Months Ended December 31, 2012
Beginning balance	$(9,616)	$(13,832)
Amount recognized in OCI on derivative	833	(1,798)
Amount reclassified from OCI into income	2,552	2,561
Unrealized gain (loss) on derivative financial instruments	$(6,231)	$(13,069)

The following tables reconcile the net fair values of assets and liabilities, subject to offsetting arrangements that are recorded in the unaudited condensed consolidated balance sheets:

	Offsetting of Derivative Assets
		Gross Amounts Offset in the Unaudited	Net Amounts of Assets Presented in the Unaudited	Gross Amounts Not Offset in the Unaudited Condensed Consolidated Balance Sheets
Description	Gross Amounts of Recognized Assets	Condensed Consolidated Balance Sheets	Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in 000s)
As of December 31, 2013:
Interest rate derivative financial instrument	$2,013	$—	$2,013	$(2,013)	$—	$—

As of June 30, 2013:
Foreign currency derivative financial instrument	$397	$—	$397	$(22)	$—	$375

	Offsetting of Derivative Liabilities
		Gross Amounts Offset in the Unaudited	Net Amounts of Liabilities Presented in the Unaudited	Gross Amounts Not Offset in the Unaudited Condensed Consolidated Balance Sheets
Description	Gross Amounts of Recognized Liabilities	Condensed Consolidated Balance Sheets	Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in 000s)
As of December 31, 2013:
Foreign currency derivative financial instruments	$(731)	$—	$(731)	$—	$—	$(731)
Interest rate derivative financial instrument	$(8,244)	$—	$(8,244)	$2,013	$—	$(6,231)

As of June 30, 2013:
Foreign currency derivative financial instruments.	$(22)	$—	$(22)	$22	$—	$—
Interest rate derivative financial instrument	$(9,616)	$—	$(9,616)	$—	$—	$(9,616)

Accounts and notes receivable and allowances for doubtful accounts

Accounts and notes receivable are stated at face value less an allowance for doubtful accounts. The Company generally grants customers credit terms for periods of 30 to 120 days, but may also grant extended payment terms to some customers for periods generally up to three years, with interest generally at market rates.

The Company evaluates the credit quality of its accounts and notes receivable and establishes an allowance for doubtful accounts based on a combination of factors including, but not limited to, customer collection experience, economic conditions, and the customer’s financial condition. In addition to specific account identification, which includes the review of any modifications of accounts and notes receivable, if applicable, the Company utilizes historic collection experience to establish an allowance for doubtful accounts. Receivables are written off only after the Company has exhausted all collection efforts.

Inventories

Inventories are stated at the lower of cost, determined on a first in, first out basis, or market. Cost elements included in work-in-process and finished goods include raw materials, direct labor and manufacturing overhead. Inventories consist of the following:

	December 31, 2013	June 30, 2013
	(in 000s)
Raw materials	$53,992	$42,464
Work-in-process	1,900	1,508
Finished goods	42,845	24,435
Total	$98,737	$68,407

Property, plant and equipment and leased gaming equipment

Property, plant and equipment is stated at cost and depreciated over the estimated useful lives or lease term, if less, using the straight line method as follows: buildings and improvements, five to forty years; furniture, fixtures and equipment, three to seven years; and leasehold improvements, the shorter of lease term or ten years. Leased gaming equipment is stated at cost and depreciated over the estimated useful lives ranging from one to five years. Depreciation and asset charges related to leased gaming equipment are recorded to cost of product lease, operation and royalty in the consolidated statements of operations.

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

Products placed with customers on a trial basis are recorded as revenue once the trial period has ended, the customer has accepted the games, and all other revenue recognition criteria have been satisfied. The Company’s standard sales contracts do not contain right of return provisions and the Company has not experienced significant sales returns. Therefore, the Company has not recorded an allowance for sales returns. Amounts billed to customers prior to completing the earnings process are deferred until the revenue recognition criteria are satisfied.

Product Lease, Operation and Royalty Revenue.  Product lease, operation and royalty revenue consists of gaming operations and royalty revenue that is earned from the renting or leasing of tangible products and the licensing of intangible products, such as proprietary table products. Gaming operations revenue consists of the operation of linked progressive systems and the rental of gaming devices, game content and the related systems placed with customers. Gaming devices include electronic gaming machines and live and electronic table products and utility products, including automatic card shufflers, deck checkers and roulette chip sorters. Fees under these arrangements are earned and recognized based on a share of money wagered, a share of the net winnings, or on a fixed daily or monthly rate. The fee entitles the customer to full use of the gaming device and includes maintenance, licensing of the game content software and connection to a linked progressive system, where applicable. In certain markets, the Company also charges a daily system connection fee for the customer to connect to a central determination system and/or back-office system. The Company does not consider these arrangements to have multiple revenue-generating activities as the services offered are a comprehensive solution in exchange for a fee and all of the products and services are delivered simultaneously. Royalty revenue is recognized based on a fixed monthly rate. Gaming operations and royalty revenue is recognized under general revenue recognition guidance as the deliverables provide the customer with rights to use tangible gaming devices and software that is essential to the functionality of the gaming devices.

Gaming Equipment and Systems Revenue

Gaming Equipment Revenue.  Gaming Equipment revenue is generated from the sale of gaming devices and up-front licensing rights to game content, parts, and other ancillary equipment as well as from the sale of lifetime licenses to the Company’s proprietary table games. Arrangements may also include sales of game content conversion kits which enable customers to replace game content without purchasing a new gaming device. Gaming equipment arrangements do not include maintenance and product support fees beyond a standard warranty period. The recognition of revenue from the sale of gaming devices occurs as title and risk of loss have passed to the customer and all other revenue recognition criteria have been satisfied.  Revenue is recorded for the sale of lifetime licenses, under which the Company has no continuing obligation, on the effective date of the license.

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

2.                                      BUSINESS COMBINATION

On November 25, 2013, the Company completed the acquisition of 100% of the outstanding common stock of SHFL entertainment, Inc. (“SHFL”) for total purchase consideration of $1.38 billion. The acquisition was funded primarily from proceeds of a new Term Loan B facility and borrowings from our existing revolving credit facility (see Note 7 to the unaudited condensed consolidated financial statements, Long-Term Debt). The acquisition has provided the Company with a more diversified suite of products and will increase its product development talent. Additionally, the acquisition is expected to achieve synergies, including, but not limited to, cost savings from economies of scale, more efficient supply chain and distribution channels and the acceleration of revenue through greater access to international markets.

The total purchase consideration for SHFL was as follows:

(in 000s)
Total purchase price for SHFL common stock (56,626 shares at $23.25 per share)	$1,316,554
Payments in respect of SHFL stock options, restricted shares, restricted share units and restricted share performance units	46,099
Repayments of SHFL debt and other obligations	19,752
Total purchase consideration	$1,382,405

The acquisition of SHFL was accounted for using the acquisition method of accounting, which requires, among other things, the assets acquired and liabilities assumed be recognized at their respective fair values as of the acquisition date. The excess of the purchase price over those fair values was recorded as goodwill, none of which is deductible for tax purposes. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of SHFL as described above.

The Company recognized acquisition-related costs of $21.7 million and $26.9 million for the three and six months ended December 31, 2013, respectively. These costs were recorded as selling, general and administrative in the statement of operations. The Company also incurred debt issuance costs of $22.5 million, which were recorded in other long-term assets as well as $10.5 million of original issue discount fees recorded as a discount to long-term debt.

The information below reflects preliminary allocation of the purchase price based on assumptions and estimates related to fair value that are subject to change as additional information may become available during the respective measurement periods (up to one year from the acquisition date). Specifically, the Company is still evaluating the fair value of certain tangible and intangible assets and finalizing the accounting for income taxes.

(in 000s)
Current assets	$172,199
Property, plant and equipment	31,409
Leased gaming equipment	34,647
Goodwill	821,423
Purchased intangible assets	510,627
Other assets	10,662
Total assets	1,580,967

Current liabilities	37,977
Deferred income tax liabilities	157,529
Other long-term liabilities	3,056
Total liabilities	198,562
Net assets acquired	$1,382,405

Receivables acquired of $63.9 million (including approximately $16.1 million of trade receivables with contract terms greater than one year and $4.3 million of lease receivables) were valued at their fair value utilizing Level 3 inputs, which fair value approximates the gross contractual amounts receivable.

Inventory acquired totaling $40.6 million was valued at fair value utilizing Level 2 inputs based on model-based valuations for which all significant inputs and value drivers are observable.

The following table summarizes acquired tangible and intangible assets. These values are preliminary and may change as the purchase price allocation is finalized.

	Useful Life (Years)	Estimated Fair Value (in 000s)
Property, plant and equipment
Land	Indefinite	$3,965
Buildings and leasehold improvements	5 – 40	14,294
Furniture, fixtures and equipment	3 – 7	13,150
Property, plant and equipment		$31,409

Leased gaming equipment
Leased gaming equipment	3 – 5	$34,647

The fair value of property, plant and equipment and leased gaming equipment was determined using market data for similar assets (Level 2).

	Useful Life (Years)	Estimated Fair Value
		(in 000s)
Purchased intangible assets
Computer Software	2 – 3	$2,669
License Rights	12	1,958
Core technology and content (1)	4 – 18	456,000
Customer relationships	7	43,000
Trademark	5	7,000
Intangible assets		$510,627

(1)         Includes $46 million of in-process research and development (“IPR&D”) assets that are not yet subject to amortization until they reach commercial feasibility.

Electronic Gaming Machines (“EGM”) and Table Products content and IPR&D assets were valued using the multi-period excess earnings method, a form of the income approach (Level 3). This method calculates the value based on the risk-adjusted present value of the cash flows specific to the content and products, allowing for a reasonable return.

Trademark, core technology for the EGM and Electronic Table System (“ETS”) operating systems, and table products were valued using the relief-from-royalty method, a form of the income approach (Level 3). The relief-from-royalty method estimates the cost savings that accrue to the owner of an intangible asset that would otherwise be payable as royalties or license fees on revenues earned through the use of the asset. The royalty rate is based on an analysis of empirical, market-derived royalty rate for similar assets.

The customer relationships were valued using a with-or-without method, a form of the income approach (Level 3). In this method, fair value is measured by the lost profits associated with the period of time necessary to reacquire the customers. The method involves a comparison of the cash flows assuming as if the customer relationships were in place versus as if the customer relationships were to be created “from scratch”.

The following table includes the financial results for SHFL included in the condensed consolidated statements of operations since the acquisition date of November 25, 2013:

	Three and Six Months Ended December 31,
	2013	2013
	(in 000s)
Revenue	$29,413	$29,413
Net Loss (1)	$(493)	$(493)

(1)         Includes acquisition-related costs of $2.8 million and inventory charges of $3.1 million for both the three and six months ended December 31, 2013.

The following table includes unaudited pro forma consolidated financial information assuming the acquisition of SHFL occurred as of July 1, 2012. The pro forma financial information is for information purposes only and does not necessarily represent the results that may occur in the future. The pro forma amounts include the historical operating results of the Company and SHFL prior to the acquisition, with adjustments directly attributable to the acquisition. The pro forma results include increases to depreciation and amortization expense based on the purchased intangible assets and the step-up in basis associated with tangible assets acquired, increases to cost of gaming equipment and systems related to the step-up in basis associated with inventory as well as increases to interest expense, related to debt issued to fund the acquisition.

Also reflected in the six months ended December 31, 2012 is an adjustment for the impact of one-time acquisition costs related to the Company’s financial advisory fees, legal fees, payroll and related expenses, debt fees, other consulting and professional fees, and accounting, valuation and advisory fees of $27.9 million; $21.7 million and $26.9 million of which have been removed from the three and six months ended December 31, 2013, respectively. All adjustments utilize an effective tax rate of 35.5%.

The pro forma amounts exclude $17.4 million of one-time acquisition costs related to SHFL’s financial advisory and legal fees and $12.0 million in stock-based compensation associated with the acceleration of vesting of share based awards upon the change in control.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
	(in 000s, except per share amounts)
Revenues	$334,773	$312,408	$657,833	$611,439
Net income attributable to Bally Technologies, Inc.	$22,318	$24,569	$56,265	$28,437
Basic earnings per share	$0.58	$0.61	$1.46	$0.70
Diluted earnings per share	$0.57	$0.59	$1.44	$0.68

3.                                      EARNINGS PER SHARE

Basic earnings per share are computed by dividing earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflect the additional dilution from all potentially dilutive securities.

The computation of basic and diluted earnings per share applicable to the Company’s common stock is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
	(in 000s, except per share amounts)
Net income attributable to Bally Technologies, Inc.	$21,211	$33,126	$58,995	$65,658

Weighted average shares outstanding	38,502	40,399	38,441	40,633
Dilutive effect of:
Stock options, restricted stock units (“RSU”) and restricted stock	687	1,095	699	1,172
Weighted average diluted shares outstanding	39,189	41,494	39,140	41,805

Basic and diluted earnings per share attributable to Bally Technologies, Inc.
Basic earnings per share	$0.55	$0.82	$1.53	$1.62

Diluted earnings per share	$0.54	$0.80	$1.51	$1.57

Certain securities were excluded from the diluted per share calculation because their inclusion would be anti-dilutive. Such securities consist of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
	(in 000s)
Stock options, RSU and restricted stock	—	119	—	177

4.                                      ACCOUNTS AND NOTES RECEIVABLE

The Company has one portfolio segment, the gaming industry customer, and four classes of receivables including its trade receivables with a contract term less than one year, trade receivables with a contract term greater than one year, sales-type leasing arrangements, and notes receivable, which are related to development financing loans. Trade receivables with contract terms greater than one year relate to the sale of gaming equipment and systems transactions, and are generally collateralized by the related equipment sold, although the value of such equipment, if repossessed, may be less than the receivable balance outstanding. Sales-type leasing arrangements relate to gaming equipment and include options to purchase the gaming equipment at the end of the lease term at established prices. Customers with sales-type leasing arrangements typically have a long-standing credit history with the Company.

On November 25, 2013, the Company completed the acquisition of SHFL (see Note 2 to the unaudited condensed consolidated financial statements, Business Combination). As of December 31, 2013, there were $51.8 million in net current receivables and $8.4 million in net long-term accounts receivable related to SHFL.

The Company’s accounts and notes receivable were as follows:

	Accounts and Notes Receivable as of December 31, 2013			Accounts and Notes Receivable as of June 30, 2013
	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
	(in 000s)
Contract term less than one year:
Trade and other receivables, current	$191,074	$9,902	$181,172	$170,598	$1,589	$169,009

Contract term greater than one year:
Trade receivables, current	93,275	61,528	31,747	82,600	63,193	19,407
Trade receivables, noncurrent	38,299	15,299	23,000	40,178	17,961	22,217
	131,574	76,827	54,747	122,778	81,154	41,624

Lease receivables, current	7,420	7,420	—	6,701	6,701	—
Lease receivables, noncurrent	17,762	17,762	—	9,928	9,928	—
	25,182	25,182	—	16,629	16,629	—

Notes receivable, current	4,408	4,408	—	3,411	3,411	—
Notes receivable, noncurrent	15,209	15,209	—	17,114	17,114	—
	19,617	19,617	—	20,525	20,525	—

Total current	296,177	83,258	212,919	263,310	74,894	188,416
Total noncurrent	71,270	48,270	23,000	67,220	45,003	22,217
Total	$367,447	$131,528	$235,919	$330,530	$119,897	$210,633

The activity related to the allowance for doubtful accounts for the six months ended December 31, 2013 is summarized below:

	Allowance for Doubtful Accounts
	Beginning Balance as of June 30, 2013	Charge- offs	Recoveries	Provision	Ending Balance as of December 31, 2013	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
	(in 000s)
Contract term less than one year:
Trade and other receivables, current	$(4,505)	$111	$71	$(362)	$(4,685)	$(2,220)	$(2,465)

Contract term greater than one year:
Trade receivables, current	(10,308)	3	560	(843)	(10,588)	(8,007)	(2,581)
Trade receivables, noncurrent	(1,764)	12	1,231	(1,105)	(1,626)	—	(1,626)
	(12,072)	15	1,791	(1,948)	(12,214)	(8,007)	(4,207)

Lease receivables, current	—	—	—	(4)	(4)	(4)	—
Lease receivables, noncurrent	—	—	—	(3)	(3)	(3)	—
	—	—	—	(7)	(7)	(7)	—

Notes receivable, current	—	—	—	—	—	—	—
Notes receivable, noncurrent	—	—	—	—	—	—	—
	—	—	—	—	—	—	—

Total current	(14,813)	114	631	(1,209)	(15,277)	(10,231)	(5,046)
Total noncurrent	(1,764)	12	1,231	(1,108)	(1,629)	(3)	(1,626)

Total	$(16,577)	$126	$1,862	$(2,317)	$(16,906)	$(10,234)	$(6,672)

The activity related to the allowance for doubtful accounts for the six months ended December 31, 2012 is summarized below:

	Allowance for Doubtful Accounts
	Beginning Balance as of June 30, 2012	Charge- offs	Recoveries	Provision	Ending Balance as of December 31, 2012	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
	(in 000s)
Contract term less than one year:
Trade and other receivables, current	$(6,138)	$910	$—	$(288)	$(5,516)	$(2,447)	$(3,069)

Contract term greater than one year:
Trade receivables, current	(7,935)	56	503	(5,303)	(12,679)	(10,766)	(1,913)
Trade receivables, noncurrent	(1,279)	1,152	—	(622)	(749)	(62)	(687)
	(9,214)	1,208	503	(5,925)	(13,428)	(10,828)	(2,600)

Lease receivables, current	—	—	—	—	—	—	—
Lease receivables, noncurrent	—	—	—	—	—	—	—
	—	—	—	—	—	—	—

Notes receivable, current	—	—	—	—	—	—	—
Notes receivable, noncurrent	(1,750)	—	—	(806)	(2,556)	(2,556)	—
	(1,750)	—	—	(806)	(2,556)	(2,556)	—

Total current	(14,073)	966	503	(5,591)	(18,195)	(13,213)	(4,982)
Total noncurrent	(3,029)	1,152	—	(1,428)	(3,305)	(2,618)	(687)
Total	$(17,102)	$2,118	$503	$(7,019)	$(21,500)	$(15,831)	$(5,669)

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

The following summarizes the aging of past due receivables, excluding trade accounts receivable with a contract term less than one year, as of December 31, 2013:

	1 to 90 Days Past Due	91 to 180 Days Past Due	181 + Days Past Due	Total Past Due	Current	Total Receivable	Recorded Investment in Receivables on Nonaccrual Status	Recorded Investment 90 Days and Accruing
	(in 000s)
Trade receivables	$7,314	$2,564	$7,864	$17,742	$113,832	$131,574	$17,742	$—
Lease receivables	79	—	64	143	25,039	25,182	143	—
Notes receivable	—	—	—	—	19,617	19,617	—	—
Total	$7,393	$2,564	$7,928	$17,885	$158,488	$176,373	$17,885	$—

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

The Company provided development financing to certain customers in the form of notes receivable. There were no significant modifications of notes receivable during the period.

Impairment is recognized when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of a note arrangement. There were no recorded investments in impaired loans as of December 31, 2013 and June 30, 2013.

The fair value of accounts and notes receivable, net, is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers, with similar credit ratings and remaining maturities. As of December 31, 2013 and June 30, 2013, the fair value of the accounts and notes receivable, net, approximate the carrying value.

5.                                      PROPERTY, PLANT AND EQUIPMENT AND LEASED GAMING EQUIPMENT

	December 31, 2013	June 30, 2013
	(in 000s)
Land and land improvements	$5,899	$1,975
Buildings and leasehold improvements	43,459	29,582
Gaming equipment	32,590	30,552
Furniture, fixtures and equipment	51,249	33,544
Less accumulated depreciation	(66,744)	(60,556)
Property, plant and equipment, net	$66,453	$35,097
Leased gaming equipment	$368,282	$323,431
Less accumulated depreciation	(230,138)	(209,680)
Leased gaming equipment, net	$138,144	$113,751

On November 25, 2013, the Company completed the acquisition of SHFL (see Note 2 to the unaudited condensed consolidated financial statements, Business Combination). At December 31, 2013, there was $31.5 million in net property, plant and equipment and $34.7 million in net leased gaming equipment related to SHFL.

6.             GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following:

		December 31, 2013			June 30, 2013
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in 000s)
Computer software	2 - 5	$44,067	$(37,054)	$7,013	$39,484	$(35,796)	$3,688
License rights	3 - 13	15,180	(9,099)	6,081	12,819	(7,215)	5,604
Trademarks	5 - 10	9,430	(2,370)	7,060	2,430	(2,239)	191
Core technology and content	4 – 18(1)	482,305	(27,434)	454,871	27,063	(21,887)	5,176
Customer relationships	7	42,770	(411)	42,359	—	—	—
Contracts	2 - 10	10,943	(10,388)	555	10,943	(9,766)	1,177
Other intangibles	3 - 5	4,702	(915)	3,787	2,548	(808)	1,740
Total finite lived intangible assets		$609,397	$(87,671)	$521,726	$95,287	$(77,711)	$17,576
Trademark	indefinite	7,500	—	7,500	7,500	—	7,500
Total		$616,897	$(87,671)	$529,226	$102,787	$(77,711)	$25,076

(1)                                 Includes $46 million of in-process research and development assets that are not yet subject to amortization until they reach commercial feasibility.

On November 25, 2013, the Company completed the acquisition of SHFL (see Note 2 to the unaudited condensed consolidated financial statements, Business Combination). At December 31, 2013, there was $504.0 million in net intangible assets related to SHFL.

Finite-lived intangible assets are amortized on a straight-line method. Total amortization expense related to finite lived intangible assets was $7.6 million and $2.8 million for the three months ended December 31, 2013 and 2012, respectively, which included computer software amortization expense of $0.6 million and $0.6 million for the three months ended December 31, 2013 and 2012, respectively.

Total amortization expense related to finite lived intangible assets was $9.7 million and $5.3 million for the six months ended December 31, 2013 and 2012, respectively, which included computer software amortization expense of $1.1 million and $1.2 million for the six months ended December 31, 2013 and 2012, respectively.

The weighted average life of the Company’s total finite-lived intangible assets is 9.69 years, which includes average lives of 10.25 years for core technology and content and 7.0 years for customer relationships. The Company’s indefinite-lived intangible asset of approximately $7.5 million was for one-time consideration given for a perpetual, world-wide license for the use of the Bally trademark in connection with the Company’s business.

Future amortization of finite lived intangible assets is scheduled as follows:

Year Ended June 30,	(in 000s)
2014 (remaining six months of fiscal year)	$32,705
2015	60,904
2016	62,613
2017	59,393
2018	63,947
Thereafter	242,164
Total	$521,726

The changes in the carrying amount of goodwill for the three months ended September 30, 2013, are as follows:

(in 000s)
Balance at June 30, 2013	$172,162
Acquisition of SHFL	821,423
Foreign currency translation adjustment	(3,502)
Balance at December 31, 2013	$990,083

No impairment charges for goodwill and intangible assets were necessary for the six months ended December 31, 2013 and 2012.

7.             LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,	June 30,
	2013	2013
	(in 000s)
Revolving credit facility	$500,000	$240,000
Term loan A	353,125	364,375
Term loan B, net of discounts of $10,315 and $-0-, respectively	1,086,935	—
Other, generally unsecured	180	240
Long-term debt	1,940,240	604,615
Less current maturities	(39,305)	(24,615)
Long-term debt, net of current maturities	$1,900,935	$580,000

As of December 31, 2013 and June 30, 2013, there was approximately $200.0 million and $460.0 million, respectively, of undrawn availability under the revolving credit facility. Availability under the revolving credit facility is reduced to the extent of outstanding letters of credit.

On April 19, 2013, the Company amended and restated its existing credit agreement (the “Amended and Restated Credit Agreement”) that provides for a five-year $1.07 billion senior secured credit facility comprised of a $370 million term loan (“Term Loan A”) and a $700 million revolving credit facility, including a $50 million sublimit for the issuance of standby letters of credit, a $10 million sublimit for swingline loans and a $150 million sublimit for multicurrency borrowings approved under the credit facility.

Term Loan A requires quarterly principal payments of $5,625,000, through March 2014; $7,500,000, from June 2014 through March 2016; and $5,000,000 from June 2016 until the term loan’s maturity in April 2018 upon when the remaining outstanding principal balance of $247.5 million is due.

The interest for the Term Loan A and revolving credit facility is calculated by the applicable leverage-based margin ranging from 1.25% to 2.75% per annum in the case of any Eurodollar rate loan and 0.25% per annum to 1.75% per annum for any base rate loan. The base rate is a fluctuating rate per annum equal to the higher of (a) the federal funds rate plus one-half of 1%, (b) the rate of interest announced by the administrative agent as its prime rate, and (c) the Eurodollar rate plus 1%. The Eurodollar rate is the rate per annum equal to LIBOR when interest is due.

On November 25, 2013, the Company completed the acquisition of SHFL and entered into an incremental joinder agreement (“Term Loan B”) in which its lenders provided an aggregate principal amount of $1.1 billion. Beginning on December 31, 2013, the Term Loan B requires quarterly principal payments equal to $2,750,000 until its maturity in November 2020 upon when the remaining outstanding principal balance of $1.023 billion is due. The Company capitalized debt issuance costs of $22.5 million associated with the Term Loan B, of which $10.5 million were recorded as a discount to long-term debt.

The interest for the Term Loan B is calculated by the applicable margin of 3.25% per annum in the case of any Eurodollar rate loan and 2.25% per annum for any base rate loan. The base rate is a fluctuating rate per annum equal to the higher of (a) the federal funds rate plus one-half of 1%, (b) the rate of interest announced by the administrative agent as its prime rate, (c) the Eurodollar rate plus 1%, and (d) 2%. The Eurodollar rate is the higher of (a) 1% per annum and, (b) the rate per annum equal to LIBOR when interest is due.

As of December 31, 2013 and June 30, 2013, the interest rate on the revolving credit facility was 2.92% and 1.45%, respectively, and the interest rate on the Term Loan A was 4.29% and 3.59%, respectively, after giving effect to the floating-to-fixed interest rate swap. As of December 31, 2013, the interest rate on the Term Loan B was 4.25%.

The Amended and Restated Credit Agreement is collateralized by substantially all of the Company’s domestic assets and is guaranteed by each of the Company’s domestic subsidiaries, excluding any noncontrolling interests, and is secured by a pledge agreement.

The fair value of long-term debt is estimated by discounting expected cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of December 31, 2013 and June 30, 2013, the fair value of long-term debt approximated the carrying value.

The Amended and Restated Credit Agreement contains a number of covenants that, among other things, restrict the Company’s ability and certain of its subsidiaries to dispose of assets, incur additional indebtedness or issue preferred stock, pay dividends or make other distributions, enter into certain acquisitions, repurchase equity interests or subordinated indebtedness, issue or sell equity interests of our subsidiaries, engage in mergers or acquisitions or certain transactions with subsidiaries and affiliates, and otherwise restrict corporate activities.

The financial covenants under the Amended and Restated Credit Agreement consist of a leverage ratio and an interest coverage ratio. The leverage ratio is computed as total debt outstanding at the end of the quarter divided by the trailing twelve months earnings before interest, taxes, depreciation and amortization (“EBITDA”), excluding certain cash and non-cash charges. The interest coverage ratio is computed as EBITDA for the trailing twelve months divided by the trailing twelve months of interest charges.

A breach of any of the covenants or the inability to comply with the required financial ratios could result in a default under the Amended and Restated Credit Agreement. In the event of any such default, the lenders could elect to declare all borrowings outstanding under the Amended and Restated Credit Agreement, together with any accrued interest and other fees, to be due and payable. If the Company were unable to repay the indebtedness upon its acceleration, the lenders could proceed against the underlying collateral. The Company was in compliance with all of the Amended and Restated Credit Agreement covenants as of December 31, 2013 and June 30, 2013.

Interest Rate Swap Agreements

Effective June 2011, the Company entered into a floating-to-fixed rate swap agreement with a maturity date of May 13, 2016 to fix a portion of the floating LIBOR-based debt under the credit facility to fixed-rate debt at an interest rate of 2.09% (plus applicable margin). In October 2013, the Company entered into an additional floating-to-fixed rate swap agreement with a maturity of June 30, 2018. This hedge will fix an additional portion of the floating LIBOR-based debt of the credit facility to fixed-rate debt at an interest rate of 2.04% (plus applicable margin). The interest swaps have accreting and subsequently amortizing notionals in order to hedge the targeted amount of debt over the life of the swaps. At December 31, 2013 and June 30, 2013, the swap agreement(s) had a notional value of $253.1 million and $264.4 million of active swaps and $100.0 million and $-0- of forward starting swaps, respectively.

The Company has documented and designated the interest rate swaps as cash flow hedges. Based on the assessment of effectiveness using statistical regression, the Company determined that the interest rate swaps are effective. Effectiveness testing of the hedge relationships and measurement to quantify ineffectiveness is performed each fiscal quarter using the hypothetical derivative method. As the interest rate swaps qualify as cash flow hedges, the Company adjusts the cash flow hedges on a quarterly basis to their fair values with a corresponding offset to accumulated Other Comprehensive Income (“OCI”) for all effective amounts and interest expense for all ineffective amounts. The interest rate swaps have been and are expected to remain highly effective for the life of the hedges. Effective amounts are reclassified to interest expense as the related hedged expense is incurred. As of December 31, 2013 and June 30, 2013, the Company had no ineffectiveness on its cash flow hedges. Amounts related to the swaps expected to be reclassified from other comprehensive income to interest expense in the next twelve months total $4.5 million. Additional information on the Company’s interest rate swaps as of December 31,2013 are as follows:

Interest Rate Swaps	Balance Sheet Location	Fair Value (in 000s)	Location of Offsetting Balance
Cash flow hedges	Other assets	$2,013
	Accrued and other liabilities	(4,495)
	Other liabilities	(3,749)
		$(6,231)	Accumulated other comprehensive income (before income taxes)

8.             SHARE-BASED COMPENSATION

Employee Stock Purchase Plan

The 2008 Employee Stock Purchase Plan (the “2008 ESPP”) provides that eligible employees are able to contribute up to 10% of their eligible earnings towards the quarterly purchase of the Company’s common stock. The employee’s purchase price is equal to 85% of the fair market value. During the six months ended December 31, 2013 and 2012, employees purchased 26,056 shares and 39,777 shares of common stock for approximately $1.6 million and $1.5 million, respectively, under the 2008 ESPP.

Share-Based Award Plans

Stock option activity as of and for the six months ended December 31, 2013 is summarized below:

		Weighted Average
	Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
	(in 000s)	(per share)	(years)	(in 000s)
Balance outstanding as of June 30, 2013	1,170	$29.60		$31,391
Granted	—	—
Exercised	(219)	34.37
Forfeited or expired	(4)	41.35
Balance outstanding as of December 31, 2013	947	$28.43	2.75	$47,350
Exercisable as of December 31, 2013	751	$25.77	2.32	$39,567

Restricted stock and RSU/ performance stock units (“PSUs”) activity as of and for the six months ended December 31, 2013 is summarized below:

	Restricted Stock	Weighted Average Grant Date Fair Value	RSUs/PSUs	Weighted Average Grant Date Fair Value
	(in 000s)	(per share)	(in 000s)	(per share)
Balance outstanding as of June 30, 2013	571	$43.45	82	$45.65
Granted	67	73.62	5	75.54
Vested / Released	(119)	41.07	(22)	45.40
Forfeited or expired	(11)	45.47	—	—
Balance outstanding as of December 31, 2013	508	$47.92	65	$48.16

Share-Based Compensation

The following table presents share-based compensation expense and related effect of the income tax benefit included in the Company’s unaudited condensed consolidated statements of operations:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
	(in 000s)
Selling, general and administrative	$2,586	$2,048	$4,975	$4,027
Research and development costs	1,118	1,148	2,162	2,184
Cost of gaming equipment and systems and product leases and royalties	(43)	(60)	(14)	(54)
Share-based compensation expense before tax	3,661	3,136	7,123	6,157
Income tax benefit	1,281	1,098	2,493	2,155
Net share-based compensation expense	$2,380	$2,038	$4,630	$4,002

As of December 31, 2013, there was $2.1 million of total unrecognized compensation expense related to the unvested portion of stock options which will be recognized over the subsequent 1.31 years. In addition, as of December 31, 2013, there was $21.0 million of total unrecognized compensation expense related to the unvested portion of restricted stock and RSUs/PSUs which will be recognized over the subsequent 1.84 years.

9.             STOCKHOLDERS’ EQUITY

Share Repurchase Plan

The Company’s Board of Directors has approved a variety of share repurchase plans under which, subject to price and market conditions, purchases of shares can be made from time to time in the open market or in privately negotiated transactions using available cash.

During the six months ended December 31, 2012, the Company repurchased 2.1 million shares of common stock for $91.3 million under the share repurchase plan. There were no repurchases made under the share repurchase plan for the six months ended December 31, 2013. As of December 31, 2013, $149.8 million remained available under the plan for repurchase in future periods.

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

The ASR Program was originally accounted for as two separate transactions: (i) as shares of common stock acquired in a share repurchase transaction and (ii) as a forward contract indexed to our own common stock. The initial delivery of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net earnings per share from the effective date of the ASR Program. The Company has determined that the forward contract indexed to our common stock met all of the applicable criteria for equity classification. As such, the Company recorded the $150 million of shares repurchased as a purchase of treasury stock of $127.5 million and a forward contract included in additional-paid-in-capital of $22.5 million as of June 30, 2013. On September 27, 2013, the forward contract was settled.

10.          INCOME TAXES

The provision for income taxes for interim periods is based on the current estimate of the annual effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and is adjusted as necessary for quarterly events. The effective income tax rate was 35.6% and 37.0% for the three months ended December 31, 2013 and 2012, respectively and 32.1% and 37.1% for the six months ended December 31, 2013 and 2012, respectively. The decrease in the effective income tax rate for the three months ended December 31, 2013, when compared to the same period in 2012, is primarily attributable to the reinstatement of the research and development tax credit for 2013 and a reduction in foreign losses with no future tax benefit. The decrease in the effective income tax rate for the six months ended December 31, 2013, when compared to the same period in 2012, is primarily attributable to the reinstatement of the research and development tax credit for 2013, a reduction in foreign losses with no future tax benefit and the discrete items related to the Internal Revenue Service (“IRS”) settlement discussed below.

The IRS commenced examination of the Company’s United States federal income tax returns for 2006 through 2009 during fiscal year 2011. The IRS completed its field examination of the open tax years and issued a Revenue Agent’s Report in January 2012. The Company filed a formal protest regarding certain unagreed adjustments in March 2012 and the case was assigned to the IRS Appeals Office in Laguna Niguel, California. In June 2013, the Company agreed to settle all remaining issues with the IRS. Formal closure of the case occurred in July 2013 and the Company has received a refund from the IRS of $7.7 million, including $0.6 million in interest. As a result, the Company recognized a reduction to unrecognized tax benefits and a corresponding reduction of income tax provisions of approximately $3.6 million in the first quarter of fiscal year 2014.

The IRS has commenced examination of the Company’s United States federal income tax return for 2012 during fiscal 2014. The Company files numerous consolidated and separate income tax returns in the United States and various state and foreign jurisdictions. In addition to the IRS examination above, the Company is currently under examination in certain states and foreign jurisdictions. With few exceptions, the Company is no longer subject to United States federal, state and local, or foreign income tax examinations for years before fiscal 2010.

As of December 31, 2013, the Company has $12.3 million related to uncertain tax positions, excluding related accrued interest and penalties, $12.1 million of which, if recognized, would impact the effective tax rate. As of December 31, 2013, the Company has $0.5 million accrued for the payment of interest and penalties.

It is reasonably possible that the Company’s amount of unrecognized tax benefits may decrease within the next twelve months by an amount up to $2.1 million.

The Company acquired certain deferred tax assets resulting from the acquisition of SHFL, mainly U.S. federal and state tax loss carryforwards of approximately $50 million. The entire amount of the net operating loss carryforwards is subject to limitations under Section 382 of the Internal Revenue Code. Section 382 limits the amount of carryforwards available per year for use against future taxable income. Based on the Company’s recent history of federal taxable income and projections of federal taxable income, the Company expects to utilize all of the federal net operating loss carryforwards. The Company also acquired approximately $21.6 million of foreign tax loss carryforwards, $7.7 million of which has a full valuation allowance because the Company does not believe it is more likely than not that we will utilize these losses. The remaining $13.9 million relates to Austrian operations. Based on the Company’s recent history of Austrian taxable income and projections of Austrian taxable income, the Company expects to utilize all of the Austrian net operating loss carryforwards.

11.          COMMITMENTS AND CONTINGENCIES

Litigation

The Company is subject to legal proceedings, claims and investigations in the ordinary course of business, including claims of alleged infringement of third party patents and other intellectual property rights, indemnification claims, commercial, employment, regulatory and other matters. Liabilities related to such matters are recorded when it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated. All legal costs associated with litigation are expensed as incurred.

HBG Connex S.P.A. Litigation. In February 2012, HBG Connex S.P.A. (“HBG”) filed requests for arbitration in the National and International Chamber of Arbitration of Milan, Italy, against the Company’s Dutch and Italian subsidiaries (“Bally Netherlands” and “Bally Italy”, respectively). HBG alleged breach of contract (i) by Bally Netherlands in connection with a contractual arrangement pursuant to which the Company agreed to supply certain gaming equipment and (ii) by Bally Italy in connection with €15 million in financial assistance provided by Bally Italy for HBG’s acquisition of licenses to operate gaming equipment in certain Italian markets. The Company responded in March 2012 denying the allegations and seeking to dismiss HBG’s claims, asserting counterclaims against HBG for breach of contract, and seeking equitable relief compelling HBG to perform its contractual obligations as well as an undetermined amount of monetary damages. On July 29, 2013, the parties entered into a settlement agreement pursuant to which they agreed to waive all claims, terminate the arbitration and all contractual arrangements, and HBG agreed to repay the Company €15 million in graduated monthly installments over four years from July 2013 to June 2017. The Arbitral Tribunal approved the parties’ joint requests for termination in September 2013.

Macau SHFL FUSION Hybrid Table Games Patent Issue. In June 2009, customs officials from Macau SAR seized a baccarat SHFL FUSION Hybrid Table Games (formerly Rapid Table Games) unit displayed by SHFL entertainment (Asia) Limited (“SHFL Asia”) at the G2E Asia Gaming Show. This seizure related to a claim by Jay Chun (“Chun”) of alleged patent infringement. In October 2009, the Office of the Public Prosecutor dismissed the investigation after a series of appeals and procedural developments. Chun appealed to the Investigation Judge, which proceedings were dismissed. From this decision, Chun appealed to the Macau Second Instance Court, which remanded the matter to the Investigation Court “Tribunal de Instrução Criminal” for further proceedings. In January 2013, the Investigation Court formally served an accusation on SHFL Asia. A Trial Hearing of this matter began on April 18, 2013 and was concluded on July 19, 2013, with the acquittal of SHFL Asia and a finding of no patent infringement by SHFL Asia. On July 29, 2013, Chun appealed the acquittal to the Macau Second Instance Court. On September 10, 2013, SHFL Asia submitted its reply to the Chun appeal. The Company believes that it has meritorious defenses and intends to continue to vigorously defend this matter.

In May 2012, Chun along with Natural Noble Limited (“Natural Noble”), which is a company controlled by Paradise Entertainment, an entity controlled by Chun (collectively, the “Natural Noble Plaintiffs”), obtained an ex parte decision from a Macau court allegedly enjoining one of our subsidiaries. The injunction was requested and ordered against an alleged Australian entity named Shuffle Master Asia Limited, which entity does not exist, rather than our subsidiary SHFL Asia. The injunction sought to prevent the Company from displaying any products that infringe the Natural Noble Plaintiffs’ patents during the 2012 G2E Asia Gaming Show, even though the decision did not specify which of SHFL Asia’s products displayed at the G2E Asia Gaming Show would allegedly infringe such patents. After initially agreeing with Macau customs officials’ request to cover the Company’s SHFL FUSION Hybrid Table Games unit, SHFL Asia received court approval to post a bond of approximately $0.1 million to enable the Company’s subsidiary SHFL Asia to display the SHFL FUSION Hybrid Table Games unit at the G2E Asia Gaming Show. In February 2013, SHFL Asia submitted arguments of appeal contesting the decision to grant the injunction to the Macau Second Instance Court. The Court dismissed the appeal on July 18, 2013 based on the fact that SHFL Asia is not the entity against which the injunction was granted, but rather the injunction was granted against the non-existent Australian entity named Shuffle Master Asia Limited. Therefore, the Court found that SHFL Asia did not have procedural standing to appeal the decision. Despite not being the party against which the injunction was granted, SHFL Asia believes it has the right to appeal the decision. SHFL Asia submitted an Application for Appeal to the Macau Court of Final Appeal on August 2, 2013, and submitted the arguments of appeal on September 24, 2013. On December 21, 2013, the Macau Court of Final Appeal dismissed the appeal. The Company believes that it has meritorious claims and intends to continue to vigorously pursue the matter.

In June 2012, the Natural Noble Plaintiffs and LT Game Limited, a company controlled by Paradise Entertainment, an entity controlled by Chun, (collectively, the “LT Game Plaintiffs”), filed a writ of summons with a Macau court seeking monetary damages and other civil relief as a result of the alleged infringement of the Natural Noble Plaintiffs’ patents by SHFL Asia and SHFL at the 2012 G2E Asia Gaming Show. A trial date has not yet been set for this matter. The Company believes that it has meritorious defenses, has submitted its defenses and counterclaims in this matter and  intends to continue to vigorously defend this matter.

In July 2012, LT Game International Ltd., a company that the Company believes may be controlled by Chun, filed a complaint against SHFL in the United States District Court for the District of Nevada alleging unfair competition and tortious interference with current and prospective business and contractual relations as a result of the Company’s alleged disparagement and misrepresentations regarding LT Game International Ltd.’s business, products and services. The complaint seeks injunctive relief and an unspecified amount of damages, including claims for reasonable attorneys’ fees and disbursements, costs, statutory damages under the Lanham Act, treble damages and profits. A trial date has not yet been set for this matter. The Company believes that this complaint is without merit and intends to continue to vigorously defend this matter.

In October 2012, SHFL Asia filed a lawsuit with a Macau court against the LT Game Plaintiffs and Paradise Entertainment, Inc. (collectively “Paradise Defendants”), a company that the Company believes is the ultimate parent company of LT Game Limited and Natural Noble. This lawsuit seeks an injunction against the Paradise Defendants’ assertions of monopolistic rights, whereby the Paradise Defendants claim that their respective patents cover multi-game terminal betting as a concept or generic invention. The lawsuit alleges that the Paradise Defendants have made statements of such monopolistic rights, publicly and to SHFL Asia’s customers, to the detriment of SHFL Asia’s business and such statements claim patent protection beyond the legal scope of patent protection in Macau. The lawsuit further alleges that the Paradise Defendants’ patents are not novel, and thus the Paradise Defendants cannot restrict SHFL Asia and others from selling or using multi-game terminal betting products in Macau. A Trial Hearing began in June, 2013 and concluded in November, 2013. The injunction request was denied. In November, 2013, an appeal of this interim injunction decision was filed by SHFL Asia to the Court of Second Instance. The Company believes that it has a meritorious case and intends to continue to vigorously pursue this claim.

In November, 2013, SHFL Asia displayed a SHFL FUSION Hybrid Table Games unit at the Macau Gaming Show. The LT Game Plaintiffs obtained an ex-parte interim injunction prohibiting SHFL Asia from taking any actions that would infringe a patent owned by Natural Noble during the Macau Gaming Show. As a result of this injunction, during the Macau Gaming Show, Macau customs officials covered the SHFL FUSION Hybrid Table Games unit for a period of time without providing SHFL Asia a copy of the injunction. In December, 2013, an appeal of this interim injunction was filed by SHFL Asia to the Court of Second Instance. The Company believes that it has meritorious defenses and intends to vigorously pursue this matter.

Litigation relating to the acquisition of SHFL. A number of putative class actions and shareholder derivative actions challenging the Company’s acquisition of SHFL have been filed against the Company, Manhattan Merger Corp., SHFL, and SHFL’s directors in various jurisdictions that generally allege breach of fiduciary duties and that the entity defendants aided and abetted those alleged breaches, and seek, among other relief, declaratory judgment and an injunction against the transaction. The outcome of these lawsuits cannot be predicted with any certainty. An adverse judgment for monetary damages could have a material adverse effect on the operations and liquidity of the Company. The Company believes that the claims asserted against it in the lawsuits are without merit and is defending against them vigorously. Additional lawsuits arising out of or relating to the transaction may be filed in the future.

The Company is also a party to various claims and lawsuits relating to routine matters that arise from time to time in the ordinary course of its business. Although management does not currently believe that the outcome of such claims, in the aggregate, will have a material effect on its consolidated financial position, results of operations or cash flows, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. At September 30, 2013, the Company accrued aggregate liabilities of $7.4 million in other current liabilities for its contingent legal matters which were settled for $6.9 million on December 24, 2013.

12.                               SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates in one industry segment: the design, manufacture, operation, and distribution of advanced technology-based gaming solutions. The Chief Executive Officer is the Chief Operating Decision Maker. Management reviews financial information presented on a consolidated basis, accompanied by disaggregated information it receives from its internal management system about revenues by Electronic Gaming Machines, which includes the sale of gaming devices and related equipment, parts and conversion kits; Gaming Operations, which includes the operation of wide-area progressive, video lottery and centrally determined systems and the rental of gaming devices and content; Systems, which includes the sale and support of computerized monitoring systems and related recurring hardware and software maintenance revenue; and Table Products, which include the sale of lifetime licenses and monthly royalties from proprietary table games as well as sale and lease of table utility products, including automatic card shufflers, deck checkers and roulette chip sorters. As a result of the SHFL acquisition, the Company is reassessing the format of the financial information that will be used to evaluate business performance and allocate resources. As of the date of the financial statements, the Company had not yet completed this assessment.

The following is a summary of revenues and gross margin:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
	(in 000s)
Revenues:
Electronic Gaming Machines	$88,160	$82,536	$159,451	$165,280
Gaming Operations	97,253	99,016	199,155	200,156
Systems	85,482	56,787	161,578	108,054
Table Products	14,298	—	14,298	—
Total revenues	$285,193	$238,339	$534,482	$473,490

Gross Margin(1):
Electronic Gaming Machines	$42,029	$43,958	$78,050	$83,131
Gaming Operations	67,810	69,681	139,093	139,828
Systems	61,328	43,160	118,188	82,644
Table Products	8,745	—	8,745	—
Total gross margin	$179,912	$156,799	$344,076	$305,603

(1)         Gross Margin excludes amortization related to intangible assets, which are included in depreciation and amortization.

Electronic Gaming Machines and Systems revenues and costs are included in Gaming Equipment and Systems. Gaming Operations revenues and costs are included in Product Lease, Operation and Royalty. Table Products revenue includes $3.8 million and $10.5 million included in Gaming Equipment and Systems and Product Lease, Operation and Royalty, respectively, for both the three and six months ended December 31, 2013. Table products gross margin includes $1.1 million and $7.6 million included in Gaming Equipment and Systems and Product Lease, Operation and Royalty, respectively, for the three and six months ended December 31, 2013.

The Company has operations based primarily in the United States as well as significant sales and distribution offices based in Australia and Europe. The table below presents information as to the Company’s revenues by geographic region which is determined by country of destination:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
	(in 000s)
Revenues:
United States and Canada	$230,190	$207,677	$449,202	$408,884
International	55,003	30,662	85,280	64,606
Total revenues	$285,193	$238,339	$534,482	$473,490

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We begin this section with a summary of our operations as of December 31, 2013. The overview is followed by a detailed analysis of our results of operations and our financial condition and liquidity as of and for the three and six months ended December 31, 2013 and 2012. References to “we,” “our,” “us,” or the “Company” refer to Bally Technologies, Inc. and its subsidiaries.

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

Although we believe the expectations reflected in any forward looking statements are reasonable, readers are cautioned that forward looking statements involve known and unknown risks and uncertainties, are not guarantees of future performance and that actual results, performance or achievements may differ materially from any future results, performance or achievements expressed or implied by such forward looking statements. These differences can arise as a result of the risks described in Item 1A, Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013 (the “2013 10-K”), and in Item 1A of this Form 10-Q, as well as other factors such as the impact of competition, the impact of any prolonged downturn in the economy or the financial markets, our ability to service debt, product development, foreign operations, dependence on key personnel, the ability to integrate acquisitions, regulation by gaming authorities, the outcome of pending litigation matters, gaming taxes, market risks and the potential adverse effects to our financial condition, results of operations or prospects.

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

Business Overview

We are a diversified global gaming company that designs, manufactures, operates, and distributes gaming machines, table game products, casino-management systems, interactive applications, and networked and server-based systems that drive revenue and provide operating efficiencies for gaming operators. Our innovations and technology solutions allow our customers to more effectively manage their operations using our wide range of marketing, data management and analysis, accounting, player tracking, security, and other software applications and tools. We also provide hardware and games, including spinning-reel and video gaming devices, specialty gaming devices, table game products, and wide-area progressive systems. Under our business-to-business model, we support customers that include traditional land-based, riverboat, and Native American casinos, video lottery and central determination markets.

Our electronic gaming machines, gaming operations, systems, and table product lines have increasingly converged with the proliferation of high-speed networks. Key innovation drivers in our industry are Ethernet-based gaming floors, downloadable and server-based games and applications, and open protocols and common industry standards in game and system development, such as GSA protocols. Players benefit from these advances by gaining more exciting experiences, better communication from casino owners, and superior customer service from gaming operators. Our customers benefit through operational efficiencies that can increase their profits and streamline their operations as well as new ways to drive excitement and play on the casino floor through the ability to do system-based floor-wide promotions and slot tournaments.

We derive our revenue from the following:

	Three Months Ended December 31,				Six Months Ended December 31,
	2013	% Rev	2012	% Rev	2013	% Rev	2012	% Rev
	(dollars in millions)
Electronic Gaming Machines	$88.1	31%	$82.6	35%	$159.4	30%	$165.3	35%
Gaming Operations	97.3	34%	99.0	41%	199.2	37%	200.2	42%
Systems	85.5	30%	56.7	24%	161.6	30%	108.0	23%
Table Products	14.3	5%	—	—%	14.3	3%	—	—%
	$285.2	100%	$238.3	100%	$534.5	100%	$473.5	100%

•	Electronic Gaming Machines	—	Sale of gaming devices and related equipment, parts and conversion kits;
•	Gaming Operations	—	Operation of linked progressive systems, video lottery and centrally determined systems, and the rental of gaming devices and content;
•	Systems	—	Sale and support of specialized systems-based software, hardware and interactive products and related recurring maintenance revenue; and
•	Table Products	—

Sale of lifetime licenses and monthly royalties from proprietary table games as well as sale and lease of table utility products, including automatic card shufflers, deck checkers and roulette chip sorters.

On November 25, 2013, the Company completed the acquisition of SHFL entertainment, Inc. (“SHFL”) for total purchase consideration of $1.38 billion (see Note 2 to the unaudited condensed consolidated financial statements, Business Combination). The acquisition was funded primarily from proceeds of a new Term Loan B facility and borrowings from our existing revolving credit facility (see Note 7 to the unaudited condensed consolidated financial statements, Long-Term Debt). Revenue from SHFL was approximately $29.4 million from the date of acquisition through December 31, 2013.

We review certain financial measures in assessing our financial condition and operating performance not only in connection with creating our internal forecasts and in making comparisons to financial results from prior periods, but also in making comparisons to our competitors’ financial results. We focus on fluctuations in revenue, cost and gross margin and also pay close attention to changes in our consolidated operating income, net income, diluted earnings per share, adjusted EBITDA (earnings before interest, taxes, depreciation and amortization, adjusted to remove the effect of asset charges and loss contingencies, acquisition-related costs, and share-based compensation), cash flows from operations and free cash flow (cash flows from operating activities less capital expenditures) as they are key indicators of our success. We also measure changes in selling, general and administrative (“SG&A”) expenses as a percent of revenue, which indicate management’s ability to control costs, as well as changes in research and development (“R&D”) costs as a percent of revenue, which demonstrate investment in technology and product development. The measures listed above are not a comprehensive list of all factors considered by us in assessing our financial condition and operating performance, and we may consider other individual measures as required by trends and discrete events arising in a specific period, but they are the key indicators.

The gaming sector was negatively impacted by the recent prolonged reduction in consumer spending and limited resources available to fund capital projects. While consumer spending on gaming activities has increased, as a result of this prolonged economic environment we provided select customers more favorable payment terms for periods up to one year, and in some cases for periods up to three years. We expect to continue to extend credit to certain customers for these longer periods for the foreseeable future.

There are several new and potential gaming market developments that we believe will benefit us in the long term. In our domestic market, we are focused on approved new jurisdictional opportunities and expansions in Illinois, Ohio, Maryland, Louisiana, Mississippi, Massachusetts, New York and California, and the potential for new market opportunities in New Hampshire, Kentucky and Texas. The breadth and timing of such opportunities remain uncertain due to the legislative process in these jurisdictions, as well as the difficult credit environment facing certain of our customers and the risk of the gaming industry impact of renewed economic uncertainty. We are also engaged in expanding our position in South Africa, Australia, Macau, New Zealand, the Philippines and Mexico, and into potential new markets in Eastern Europe, Greece, Taiwan, South Korea, Japan, and Brazil.

Electronic Gaming Machines (“EGM”)

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
	(dollars in millions, except ASP)
Revenues	$88.1	$82.6	$159.4	$165.3

New EGM units sold (1)	5,152	4,565	9,147	9,173
Average Selling Price (“ASP”)	$15,936	$16,553	$16,098	$16,704

(1)         Includes 90 Electronic Table System (“ETS”) seats sold during the three and six months ended December 31, 2013.

Revenues increased in the three months ended December 31, 2013 due primarily to the shipment of 1,025 units into the Illinois Video Gaming Terminal (“VGT”) market, 587 Equinox cabinets and 90 ETS seats. The increases in revenues were partially offset by the absence of 568 Canadian Video Lottery Terminal (“VLT”) units sold in the prior period, and a 4% decrease in ASP to $15,936 in the three months ended December 31, 2013, when compared to $16,553 in the same period last year, due primarily to product mix and lower ASPs in certain international jurisdictions.

Revenue decreased in the six months ended December 31, 2013 due primarily to a slight decrease in new gaming device sales driven by the absence of 1,238 Canadian VLT units sold in the prior year, and a 4% decrease in ASP to $16,098, when compared to $16,704 in the same period last year, due primarily to the mix of products sold and lower ASPs in certain international jurisdictions. The decreases in revenue were partially offset by the shipment of 1,481 units into the Illinois VGT market, 587 Equinox cabinets and 90 ETS seats during the current period.

EGM gross margins decreased to 48% and 49% in the three and six months ended December 31, 2013, respectively, when compared to 53% and 50% in the three and six months ended December 31, 2012, respectively. The decline in gross margins was due primarily to a $2.8 million increase in inventory related charges associated with the acquisition of SHFL. In addition, gross margin in the second quarter of fiscal year 2013 benefitted from the exercise of a lease buyout.

Our ASP has been impacted by product mix including shipments of lower-ASP Illinois VGT units and certain international sales to lower-ASP jurisdictions such as Mexico. We expect increases in ASP in the remainder of fiscal year 2014, as compared to the first six months of fiscal year 2014, due to the release of our new Pro Wave cabinet during that period. In addition, we believe the SHFL content, which provides us with an additional style of game, will further strengthen our content portfolio in the U.S. and Canada markets in both EGM and Gaming Operations.

Gaming Operations

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
	(dollars in millions)
Revenues	$97.3	$99.0	$199.2	$200.2

End of period installed base:
Linked progressive systems			2,538	2,320
Rental and daily-fee games			16,844	14,962
Lottery systems(1)			12,707	12,222
Centrally determined systems			30,763	37,120

(1)         Excludes 646 and 620 third-party ETS seats operating as of December 31, 2013 and 2012, respectively.

Revenues decreased during the three and six months ended December 31, 2013 due primarily to lower yields on certain variable fee games which were partially offset by a 9% increase in the installed base of wide-area progressive (“WAP”) games, stronger yields in lottery systems, and the inclusion of 2,985 leased SHFL ETS seats and Equinox EGMs. In late fiscal year 2014, we expect to release new WAP titles including Titanic, The Magic of David Copperfield, Pink Ladies, and other premium games. The SHFL Duo Fu Duo Cai link is just starting to roll-out in the U.S. where it will be on a fixed daily fee in most markets. This link has been one of the top performers in Asia for some time now.

The installed base of centrally determined systems has declined primarily due to certain customers who have upgraded these systems to utilize some of our more sophisticated player tracking, bonus and marketing applications, which are included in systems maintenance revenues. In addition, the decline is also due to the removal of certain license fees in Mexico. The license fees are single-dollar-per-day units and make up a nominal amount of revenue.

Systems

	Three Months Ended December 31,				Six Months Ended December 31,
	2013		2012		2013		2012
	(dollars in millions)
Hardware	$32.9	38%	$15.4	27%	$56.0	35%	$28.4	26%
Software and services	28.0	33%	18.2	32%	55.9	34%	35.8	33%
Maintenance	24.6	29%	23.1	41%	49.7	31%	43.8	41%
	$85.5	100%	$56.7	100%	$161.6	100%	$108.0	100%

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

Revenues increased during the three and six months ended December 31, 2013 due primarily to large system installations during the respective periods coupled with the continued growth of our recurring customer base. Gross margins declined due primarily to the higher mix of hardware revenues generated during the periods.

Elite Bonusing Suite installations were strong during the second quarter, and recently developed software modules like the Bally Enterprise Progressive System (BEPS) continue to gain traction with new installations completed in multiple casinos. R&D investments in Systems have improved revenues in the past few years. Efforts in our R&D labs are currently under way to mobile-enable our various Systems products, enable better integration of all aspects of gaming across the entire gaming floor and beyond, and to create increasingly more sophisticated marketing tools.

Table Products

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
	(dollars in millions, except ASP)
Revenues	$14.3	$—	$14.3	$—

Utility	138	—	138	—
ASP	$16,958	$—	$16,958	$—

End of period installed base:				—
Utility			8,833	—
Proprietary table games			3,011	—
Table game progressive units, table side bets and add-ons			5,199

Revenues increased during the three and six months ended December 31, 2013 due entirely to the acquisition of SHFL and the sale of proprietary table games and utility products, including automatic card shufflers, deck checkers and roulette chip sorters during the period.

Operating Expenses

	Three Months Ended December 31,				Six Months Ended December 31,
	2013	% of Revenue	2012	% of Revenue	2013	% of Revenue	2012	% of Revenue
	(dollars in millions)
Selling, general and administrative (“SG&A”)	$91.0	32%	$67.9	28%	$163.4	31%	$132.4	28%

Research and development costs (“R&D”)	$32.7	11%	$26.6	11%	$62.2	12%	$51.7	11%

The increase in SG&A expenses was due primarily to costs related to the acquisition of SHFL. During the three and six months ended December 31, 2013, we incurred acquisition-related costs of $21.7 million and $26.9 million, respectively. Acquisition costs in the six months ended December 31, 2013 included advisory fees of $11.6 million, legal fees of $4.5 million, $3.8 million in payroll and related expenses, debt fees of $2.7 million, other consulting and professional fees of $2.6 million, and accounting, valuation and advisory fees of $1.2 million.

The increase in R&D costs was attributable to the acquisition of SHFL and our continued focus on our technology assets, the expansion of technical resources, and the competitive landscape that requires continuous development of future generations of gaming products and systems. During the six months ended December 31, 2013, R&D increased to 12% of total revenues, when compared to 11% in the same period last year.

Liquidity

Total cash and cash equivalents increased $45.4 million in the six months ended December 31, 2013, when compared to an increase of $36.9 million in the same period last year. Net cash provided by operating activities was $85.3 million and $67.9 million for the six months ended December 31, 2013 and 2012, respectively. Cash provided by operating activities in the current period was positively impacted by improvements in changes in inventories.

During the six months ended December 31, 2013, we completed the acquisition of SHFL for total purchase consideration of $1.38 billion (see Note 2 to the unaudited condensed consolidated financial statements, Business Combination). The acquisition was funded primarily from proceeds of a new Term Loan B of $1.1 billion and borrowings from our existing credit facility of $330 million (see Note 7 to the unaudited condensed consolidated financial statements, Long-Term Debt). In addition, during the six months ended December 31, 2013, we made payments on our credit facility of $84.0 million and paid debt issue costs of $33.0 million.

Results of Operations

The summary financial results and operating statistics are as follows:

	Three Months Ended December 31,				Six Months Ended December 31,
	2013(2)%		2012	%	2013(2)%		2012	%
	(dollars in millions)
Revenues:
Electronic Gaming Machines	$88.1	31%	$82.6	35%	$159.4	30%	$165.3	35%
Gaming Operations	97.3	34%	99.0	41%	199.2	37%	200.2	42%
Systems	85.5	30%	56.7	24%	161.6	30%	108.0	23%
Table Products	14.3	5%	—	—%	14.3	3%	—	—%
Total revenues	$285.2	100%	$238.3	100%	$534.5	100%	$473.5	100%

Gross Margin(1):
Electronic Gaming Machines	$42.1	48%	$43.9	53%	$78.1	49%	$83.1	50%
Gaming Operations	67.8	70%	69.7	70%	139.1	70%	139.8	70%
Systems	61.3	72%	43.2	76%	118.2	73%	82.7	76%
Table Products	8.7	61%	—	—%	8.7	61%	—	—%
Total gross margin	$179.9	63%	$156.8	66%	$344.1	64%	$305.6	65%

Selling, general and administrative	$91.0	32%	$67.9	28%	$163.4	31%	$132.4	28%
Research and development costs	32.7	11%	26.6	11%	62.2	12%	51.7	11%
Depreciation and amortization	11.7	4%	5.7	3%	17.0	3%	11.3	3%
Operating income	$44.5	16%	$56.6	24%	$101.5	19%	$110.2	23%

(1)         Gross Margin excludes amortization related to intangible assets which are included in depreciation and amortization.

(2)         Results for the three and six months ended December 31, 2013 included 37 days of operations from SHFL.

Three Months Ended December 31, 2013 Compared to Three Months Ended December 31, 2012

Total revenues increased $46.9 million to $285.2 million, or 20%, in the three months ended December 31, 2013, when compared to the same period last year, as a result of the following:

Electronic Gaming Machines Revenue. Revenue increased by $5.5 million, or 7%, to approximately $88.1 million primarily as a result of:

•                  a 13% increase in new gaming device sales to 5,152 units in the three months ended December 31, 2013, when compared to 4,565 units in the same period last year, driven primarily by the shipment of 1,025 units into the Illinois VGT market, 587 Equinox cabinets and 90 ETS seats; offset by

•                  568 Canadian VLT units sold in the prior period, and a 4% decrease in ASP to $15,936 in the three months ended December 31, 2013, when compared to $16,553 in the same period last year, due primarily to product mix and lower ASPs in certain international jurisdictions.

Electronic Gaming Machines Gross Margin. Gross margin decreased to 48% in the three months ended December 31, 2013 from 53%, in the same period last year, due primarily to a $2.8 million increase in inventory charges related to the acquisition of SHFL. In addition, gross margin in the prior year period benefitted from the exercise of a lease buyout.

Gaming Operations Revenue. Revenue decreased $1.7 million, or 2%, to approximately $97.3 million in the three months ended December 31, 2013, when compared to the same period last year, primarily as a result of:

•                  lower yields on certain variable fee games; partially offset by

•                  a 9% increase in the installed base of WAP games, stronger yields in lottery systems, and the inclusion of revenue from the date of acquisition of SHFL through December 31, 2013 associated with 2,985 leased electronic table systems and electronic gaming machines.

Gaming Operations Gross Margin. Gross margin remained consistent at 70% in the both the three months ended December 31, 2013 and 2012.

Systems Revenue. Revenue increased $28.8 million, or 51%, to approximately $85.5 million in the three months ended December 31, 2013, when compared to the same period last year, due to several system installations during the quarter which increased hardware revenue by $17.5 million and software and services revenue by $9.8 million. Maintenance revenue increased $1.5 million, or 6%, during the same period due to the increased installed base of customers on our systems.

Systems Gross Margin. Gross margin decreased to 72% in the three months ended December 31, 2013 from 76%, in the same period last year, primarily as a result of a change in the mix of products sold in the comparative periods including an increase in hardware revenue which have lower gross margin.

Table Products Revenue. Revenue increased $14.3 million in the three months ended December 31, 2013, when compared to the same period last year, due to the acquisition of SHFL and the sale and lease of proprietary table games and utility products, including automatic card shufflers, deck checkers and roulette chip sorters during the period.

Table Products Gross Margin. Gross margin was 61% in the three months ended December 31, 2013 and was impacted by approximately $1.3 million in inventory related charges due to the acquisition of SHFL.

Selling, General and Administrative Expenses. SG&A expenses increased $23.1 million, or 34%, in the three months ended December 31, 2013, when compared to the same period last year, due primarily to the acquisition of SHFL which had acquisition related costs of $21.7 million, including acquisition advisory fees of $11.6 million, $3.8 million in payroll and related expenses, debt fees of $2.7 million, legal fees of $1.2 million, and accounting, valuation and advisory fees of $1.2 million.

Research and Development Costs. R&D costs increased $6.1 million, or 23%, in the three months ended December 31, 2013, when compared to the same period last year, due primarily to the acquisition of SHFL and increased product development efforts requiring an increase in employees. R&D was constant at 11% of total revenues in both periods.

Depreciation and Amortization Expense. Depreciation and amortization expense increased by $6.0 million in the three months ended December 31, 2013, when compared to the same period last year, due primarily to the acquisition of SHFL and the recognition of amortization expense on acquired intangible assets of approximately $510.0 million.

Six Months Ended December 31, 2013 Compared to Six Months Ended December 31, 2012

Total revenues increased $61.0 million to $534.5 million, or 13%, in the six months ended December 31, 2013, when compared to the same period last year, as a result of the following:

Electronic Gaming Machines Revenue. Revenue decreased by $5.9 million, or 4%, to approximately $159.4 million primarily as a result of:

•                  a slight decrease in new gaming device sales to 9,147 units in the six months ended December 31, 2013, when compared to 9,173 units in the same period last year, driven by 1,238 Canadian VLT units sold in the prior year, partially offset by the shipment of 1,481 units into the Illinois VGT market, 587 Equinox cabinets and 90 ETS seats; and

•                  a 4% decrease in ASP to $16,098 in the six months ended December 31, 2013, when compared to $16,704 in the same period last year, due primarily to the mix of products sold and lower ASPs in certain international jurisdictions.

Electronic Gaming Machines Gross Margin. Gross margin decreased to 49% in the six months ended December 31, 2013 from 50%, in the same period last year, due primarily to a $2.8 million increase in inventory related charges due to the acquisition of SHFL.

Gaming Operations Revenue. Revenue decreased slightly by $1.0 million to approximately $199.2 million in the six months ended December 31, 2013, when compared to the same period last year, primarily as a result of:

•                  lower yields on certain variable fee games; partially offset by

•                  a 9% increase in the installed base of WAP games, stronger yields in lottery systems, and the inclusion of 2,985 leased SHFL electronic table systems and electronic gaming machines.

Gaming Operations Gross Margin. Gross margin was constant at 70% in both the six months ended December 31, 2013 and 2012.

Systems Revenue. Revenue increased $53.6 million, or 50%, to approximately $161.6 million in the six months ended December 31, 2013, when compared to the same period last year, due to several large system installations during the period which increased hardware revenue by $27.6 million and software and services revenue by $20.1 million. Maintenance revenue increased $5.9 million, or 13%, during the same period due to the increased installed base of customers on our systems.

Systems Gross Margin. Gross margin decreased to 73% in the six months ended December 31, 2013 from 76%, in the same period last year, primarily as a result of a change in the mix of products sold in the comparative periods including an increase in hardware revenue which have lower gross margin.

Table Products Revenue. Revenue increased $14.3 million in the six months ended December 31, 2013, when compared to the same period last year, due to the acquisition of SHFL and the sale and lease of new products including proprietary table games and other table utility products, including automatic card shufflers, deck checkers and roulette chip sorters during the period.

Table Products Gross Margin. Gross margin was 61% in the six months ended December 31, 2013 and was impacted by approximately $1.3 million in inventory related charges due to the acquisition of SHFL.

Selling, General and Administrative Expenses. SG&A expenses increased $31.0 million, or 23%, in the six months ended December 31, 2013, when compared to the same period last year, due primarily to the acquisition of SHFL which had acquisition-related costs of $26.9 million, including acquisition advisory fees of $11.6 million, legal fees of $4.5 million, $3.8 million in payroll and related expenses, debt fees of $2.7 million, other consulting and professional fees of $2.6 million, and accounting, valuation and advisory fees of $1.2 million.

Research and Development Costs. R&D costs increased $10.5 million, or 20%, in the six months ended December 31, 2013, when compared to the same period last year, due primarily to the acquisition of SHFL and increased product development efforts requiring an increase in employees. R&D increased slightly to 12% of total revenues during the six months ended December 31, 2013, when compared to 11% during the same period last year.

Depreciation and Amortization Expense. Depreciation and amortization expense increased by $5.7 million in the six months ended December 31, 2013, when compared to the same period last year, due primarily to the acquisition of SHFL and the recognition of amortization expense on acquired intangible assets of approximately $510.0 million.

Other Income (Expense), Income Tax Expense and Net Income (Loss) Attributable to Noncontrolling Interests

Other income (expense), income tax expense and net loss (income) attributable to noncontrolling interests was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
	(in millions)
Other income (expense):
Interest income	$2.5	$1.4	$5.0	$2.5
Interest expense	(11.8)	(4.5)	(16.2)	(9.1)
Other, net	(1.2)	(1.1)	(2.1)	(1.8)
Total other expense	$(10.5)	$(4.2)	$(13.3)	$(8.4)
Income tax expense	(12.1)	(19.4)	(28.3)	(37.8)
Net income (loss) attributable to noncontrolling interests	0.7	—	0.9	(1.6)

Three Months Ended December 31, 2013 Compared to Three Months Ended December 31, 2012

Other Income (Expense). Other expense increased $6.3 million in the three months ended December 31, 2013, when compared to the same period last year, due primarily to increases in interest expense during the period. In the three months ended December 31, 2013, interest expense was $11.8 million, when compared to $4.5 million in the same period last year. Interest expense increased due to the increase in long-term debt during the period as we completed the acquisition of SHFL for $1.38 billion with proceeds from borrowings under the Term Loan B of $1.1 billion and $330 million under our revolving credit facility.

Income Tax Expense. Income tax expense decreased $7.3 million during the three months ended December 31, 2013, when compared to the same period last year, due primarily to the decrease in income from operations before taxes. The effective income tax rate for the three months ended December 31, 2013 and 2012 was 35.6% and 37.0%, respectively.

Net loss (income) attributable to noncontrolling interests. Net income attributable to noncontrolling interests increased $0.7 million in the three months ended December 31, 2013, when compared to the same period last year, due to decreases in jackpot expense.

Six Months Ended December 31, 2013 Compared to Six Months Ended December 31, 2012

Other Income (Expense). Other expense increased $4.9 million in the six months ended December 31, 2013, when compared to the same period last year, due primarily to increases in interest expense during the period. In the six months ended December 31, 2013, interest expense was $16.2 million, when compared to $9.1 million in the same period last year. Interest expense increased due to the increase in long-term debt during the period associated with the acquisition of SHFL.

Income Tax Expense. Income tax expense decreased $9.5 million during the six months ended December 31, 2013, when compared to the same period last year, due primarily to the decrease in income from operations before taxes and closure of the IRS examination of the United States federal income tax returns for fiscal years 2006 through 2009 during the period. The effective income tax rate for the six months ended December 31, 2013 and 2012 was 32.1% and 37.1%, respectively.

Net loss (income) attributable to noncontrolling interests. Net income attributable to noncontrolling interests decreased $2.5 million in the six months ended December 31, 2013, when compared to the same period last year, due to decreases in jackpot expense.

Financial Condition and Liquidity

Working Capital

	December 31,	June 30,	Increase (decrease)
	2013	2013	Amount	%
	(in 000s)
Cash and cash equivalents	$108,588	$63,220	$45,368	72%

Total long-term debt, including current maturities	$1,940,240	$604,615	$1,335,625	221%

Total current assets	$641,511	$493,077	$148,434	30%
Total current liabilities	237,658	226,935	10,723	5%
Net working capital	$403,853	$266,142	$137,711	52%

Pursuant to various state gaming regulations, certain cash accounts are maintained to ensure availability of funds to pay WAP jackpot awards in installments rather than in one lump-sum. As of December 31, 2013 and June 30, 2013, these accounts had an aggregate value of approximately $13.9 million and $12.9 million, respectively, which are classified as restricted cash in our unaudited condensed consolidated balance sheets. In addition, we purchase U.S. Treasury Strip Securities for the benefit of jackpot winners who elect to receive winnings in annual or weekly installment payments. These securities are included in restricted long-term investments in the accompanying unaudited condensed consolidated balance sheets, and totaled $17.0 million and $14.8 million as of December 31, 2013 and June 30, 2013, respectively.

On December 31, 2013 and June 30, 2013, the amount of cash and investments held by foreign subsidiaries was $73.5 million and $38.1 million, respectively.

As a result of the acquisition of SHFL and increased debt service requirements resulting from the additional debt incurred by the Company, we asserted under ASC 740-30 that all unremitted foreign earnings of SHFL Austria, Australia and Macau accumulated as of the acquisition date were not indefinitely reinvested outside of the U.S. Accordingly, we recorded a deferred tax liability of approximately $10.5 million for the full estimated U.S. tax cost, net of related foreign tax credits, associated with remitting these earnings back to the U.S.

We have not provided for U.S. deferred income tax on all other unremitted earnings from non-U.S. subsidiaries, since these earnings are intended to be permanently reinvested in operations outside of the U.S. If these funds are needed for our operations in the U.S., we could be required to accrue and pay U.S. taxes to repatriate these funds. It is impractical at this time to determine the tax impact if these earnings were distributed.

Total current and long-term accounts and notes receivable increased $36.6 million during the six months ended December 31, 2013, when compared to June 30, 2013, which included $60.2 million of current and long-term accounts receivable related to SHFL (see Note 2 to the unaudited condensed consolidated financial statements, Business Combination). As of December 31, 2013 and June 30, 2013, our days sales outstanding were 96 days and 106 days, respectively.

As of December 31, 2013 and June 30, 2013, there was approximately $200.0 million and $460.0 million, respectively, of undrawn availability under the revolving credit facility. Availability under the revolving credit facility is reduced to the extent of outstanding letters of credit.

On April 19, 2013, we amended and restated our existing credit agreement (the “Amended and Restated Credit Agreement”) that provides for a five-year $1.07 billion senior secured credit facility comprised of a $370 million term loan (“Term Loan A”) and a $700 million revolving credit facility, including a $50 million sublimit for the issuance of standby letters of credit, a $10 million sublimit for swingline loans and a $150 million sublimit for multicurrency borrowings approved under the credit facility.

Term Loan A requires quarterly principal payments of $5,625,000, through March 2014; $7,500,000, from June 2014 through March 2016; and $5,000,000 from June 2016 until the term loan’s maturity in April 2018 upon when the remaining outstanding principal balance of $247 million is due.

On November 25, 2013, we completed the acquisition of SHFL and entered into an incremental joinder agreement (“Term Loan B”) in which its lenders provided an aggregate principal amount of $1.1 billion. Beginning on December 31, 2013, the Term Loan B requires quarterly principal payments of $2,750,000 until its maturity in November 2020 upon when the remaining outstanding principal balance of $1.023 billion is due. We capitalized debt issuance costs of $22.5 million associated with the Term Loan B, of which $10.5 million were recorded as a discount to long-term debt.

As of December 31, 2013 and June 30, 2013, the interest rate on the revolving credit facility was 2.92% and 1.45%, respectively, and the interest rate on the Term Loan A was 4.29% and 3.59%, respectively, after giving effect to the floating-to-fixed interest rate swap. As of December 31, 2013, the interest rate on the Term Loan B was 4.25%.

The Amended and Restated Credit Agreement is collateralized by substantially all of our domestic assets and is guaranteed by each of our domestic subsidiaries, excluding any noncontrolling interests, and is secured by a pledge agreement. (see Note 7 to the unaudited condensed consolidated financial statements, Long-Term Debt).

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

During fiscal year 2013, we repurchased 5.2 million shares of our common stock for approximately $280.1 million under our repurchase programs, which included all of the shares purchased through the ASR Program. There were no repurchases made under the share repurchase program for the six months ended December 31, 2013. As of December 31, 2013, $149.8 million remained available under our current $300 million share repurchase program for repurchases in future periods.

Management believes that cash flows from current operating activities will provide us with sufficient capital resources and liquidity to operate our business for at least the next 12 months.

At December 31, 2013, we had no material commitments for capital expenditures.

Cash Flow Summary

Our primary sources of liquidity include existing cash and cash equivalents, cash flows from all operating activities and the availability of funds under our revolving credit facility.

We utilize our cash to acquire materials for the manufacture of goods for resale, to pay payroll, interest, taxes and SG&A expenses and to fund R&D activities.

Cash flows provided by operating activities were $85.3 million in the six months ended December 31, 2013 as compared to $67.9 million in the same period last year, a $17.4 million increase. In the comparable periods, cash flows from operating activities for the six months ended December 31, 2013 were positively affected by improvements in changes in inventories.

Cash utilized for investing activities is primarily for business acquisitions, capital expenditures related to office and gaming equipment and improvements in leaseholds, financing arrangements with customers, acquisitions, and investments in technology and other long-term assets. During the six months ended December 31, 2013, we completed the acquisition of SHFL for total consideration of $1.38 billion (see Note 2 to the unaudited condensed consolidated financial statements, Business Combination), net of cash acquired of $38.3 million. In addition, during the six months ended December 31, 2013 and 2012, we made capital expenditures of $11.0 million and $6.9 million, respectively, and made payments for additions to other long-term assets of $5.2 million and $0.7 million, respectively.

Cash provided by financing activities is primarily from proceeds from the exercise of stock options and purchases of stock under our 2008 Employee Stock Purchase Plan (the “2008 ESPP”), borrowings under our revolving credit facility or long-term debt, and excess tax benefits of stock option exercises. During the six months ended December 31, 2013, the acquisition of SHFL was funded from proceeds of the Term Loan B of $1.1 billion and borrowings under our existing revolving credit facility of $330 million (see Note 7 to the unaudited condensed consolidated financial statements, Long-Term Debt). In addition, employees purchased common stock through the exercise of stock options or the participation in the 2008 ESPP for $9.4 million during the same period. During the six months ended December 31, 2012, we borrowed $55.0 million under our revolving credit facility and employees purchased common stock through the exercise of stock options or the participation in the 2008 ESPP for $16.3 million.

Cash utilized for financing activities is primarily for the payment of principal on our debt, the payment of debt issuance costs, and the repurchase of shares of our common stock. During the six months ended December 31, 2013, we made payments on our revolving credit facility of $84.0 million and paid debt issue costs of $33.0 million. During the six months ended December 31, 2012, we made payments of $7.5 million on our revolving credit facility and repurchased $100.0 million of our common stock.

Critical Accounting Policies

A description of our critical accounting policies can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2013 Form 10-K. There were no material changes to those policies during the six months ended December 31, 2013.

Other Recently Issued Accounting Pronouncements

For a description of other recently issued accounting pronouncements, see Note 1 to the unaudited condensed consolidated financial statements, Description of Business and Summary of Significant Accounting Policies.

ITEM 3.                                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of December 31, 2013, we had total debt outstanding of approximately $1.94 billion which consisted primarily of $1.4 billion in term loans and $500 million outstanding under our revolving credit facility.

We have reduced our exposure to market interest rate risk because the variable interest rate on the majority of Term Loan A was effectively converted to a fixed rate as a result of the floating-to-fixed interest rate swaps entered into in June 2011, and discussed in Note 7 to the unaudited condensed consolidated financial statements, Long-Term Debt. As of December 31, 2013, the interest rate on the revolving credit facility was 2.92% and the interest rate on our Term Loan A was 4.29%, after giving effect to our interest rate swap, and the interest rate on our Term Loan B was 4.25%. We estimate a hypothetical decline of 100 bps in applicable interest rates would have an immaterial impact on our business because we continue to manage this exposure with derivative financial instruments.

Foreign Currency Exchange Rate Risk

Certain of our foreign subsidiaries use their local currency as their functional currency and are exposed to risks resulting from fluctuations in foreign currency exchange rates. During the three months ended December 31, 2013 and 2012, we recognized foreign currency exchange rate losses of approximately $1.3 million and $1.1 million, respectively. During the six months ended December 31, 2013 and 2012, we recognized foreign currency exchange rate losses of approximately $2.2 million and $1.9 million, respectively. We estimate a hypothetical decline of 100 bps in applicable interest rates would have an immaterial impact on our business because we manage this exposure with derivative financial instruments.

In addition, the net assets of these subsidiaries are exposed to foreign currency translation gains and losses which are included as a component of accumulated other comprehensive income in stockholders’ equity in our unaudited condensed consolidated balance sheets. Such translation resulted in unrealized losses of $7.4 million as of December 31, 2013.

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

Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.

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

Changes in Internal Control Over Financial Reporting during the Quarter Ended December 31, 2013

We update our internal controls as necessary to accommodate any modifications to our business processes and accounting procedures as part of our normal operations. During the second quarter ended December 31, 2013, we completed the acquisition of SHFL (see Note 2 to the unaudited condensed consolidated financial statements, Business Coordination). We are currently in the process of integrating the SHFL operations, including internal controls and procedures. We will continue to evaluate our internal control over financial reporting as we execute integration activities. With the exception of the ongoing integration activities for the SHFL acquisition, there were no changes in our internal control over financial reporting that occurred in the three months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.                                     LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 11 to the unaudited condensed consolidated financial statements, Commitments and Contingencies, which is incorporated by reference in response to this item.

ITEM 1A.                            RISK FACTORS

The Company is subject to risks and uncertainties that could cause our actual results to differ materially from the expectations expressed in the forward looking statements. Factors that could cause our actual results to differ from expectations are described under “Item 1A. Risk Factors” in the 2013 10-K and as set forth below.

Our acquisition of SHFL may not achieve the intended benefits or may disrupt our current plans and operations.

The risks associated with the SHFL acquisition could have a material adverse effect upon our business, financial condition and results of operations. There can be no assurance that we will be able to successfully integrate the businesses of Bally and SHFL or do so within the intended time-frame or otherwise realize the expected benefits of the merger for a variety of reasons, including but not limited to:

•                                          disruption of our combined businesses, including loss of management focus and diverted attention from the day-to-day operation of our combined businesses;

•                                          problems retaining key personnel;

•                                          additional operating expenses of Bally and SHFL as a result of the integration of operations;

•                                          the potential impairment of tangible assets, such as inventory, and intangible assets and goodwill acquired in the acquisition;

•                                          the potential impairment of customer and other relationships of Bally and SHFL as a result of the integration of operations;

•                                          the difficulty of incorporating acquired products, technology and rights into our offerings and unanticipated expenses related to such integration;

•                                          the difficulty of integrating SHFL’s accounting, financial reporting, management, information, human resource and other administrative systems to permit effective management of our expanded operations, and the lack of control if such integration is delayed or not implemented;

•                                          the difficulty of integrating Bally’s and SHFL’s internal controls, procedures and policies;

•                                          potential unknown liabilities associated with SHFL;

•                                       for foreign transactions, additional risks related to the integration of operations across different cultures and languages, and the economic, political, and regulatory risks associated with specific countries; and

•                                          expected cost synergies associated with the merger may not be fully realized in the anticipated amounts, within the contemplated time-frames or at all, which could result in increased costs and have an adverse effect on the combined company’s financial results and prospects.

If any of these risks actually occur, our business, financial condition or results of operations may be materially and adversely affected.

ITEM 6.                                          EXHIBITS

Exhibits	Description

31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BALLY TECHNOLOGIES, INC.		Date: February 10, 2014

By	/s/Ramesh Srinivasan
Ramesh Srinivasan
Chief Executive Officer
(Principal Executive Officer)

By	/s/Neil P. Davidson
Neil P. Davidson
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)