Form 10-Q
period 2014-03-31
BALLY TECHNOLOGIES, INC.
filed 2014-05-08
CIK 2491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares of common stock, $0.10 par value, outstanding as of May 5, 2014, was 39,275,000 which do not include 26,717,000 shares held in treasury.

PART I

ITEM 1.                                          FINANCIAL STATEMENTS

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	June 30, 2013
	(in 000s, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$90,484	$63,220
Restricted cash	13,779	12,939
Accounts and notes receivable, net of allowances for doubtful accounts of $15,772 and $14,813	306,637	248,497
Inventories	91,812	68,407
Prepaid and refundable income tax	31,259	21,845
Deferred income tax assets	50,913	38,305
Deferred cost of revenue	15,460	22,417
Prepaid assets	20,458	14,527
Other current assets	5,023	2,920
Total current assets	625,825	493,077
Restricted long-term investments	16,703	14,786
Long-term accounts and notes receivables, net of allowances for doubtful accounts of $1,492 and $1,764	63,696	65,456
Property, plant and equipment, net of accumulated depreciation of $70,574 and $60,556	71,514	35,097
Leased gaming equipment, net of accumulated depreciation of $242,063 and $209,680	131,369	113,751
Goodwill	997,522	172,162
Intangible assets, net	519,868	25,076
Deferred income tax assets	3,683	17,944
Income tax receivable	979	1,837
Deferred cost of revenue	8,861	12,105
Other assets, net	53,979	27,974
Total assets	$2,493,999	$979,265

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,921	$25,863
Accrued and other liabilities	110,240	91,127
Jackpot liabilities	12,566	11,731
Deferred revenue	41,851	62,254
Income tax payable	2,225	11,345
Current maturities of long-term debt	41,182	24,615
Total current liabilities	241,985	226,935
Long-term debt, net of current maturities	1,831,061	580,000
Deferred revenue	25,038	23,696
Other income tax liability	11,448	12,658
Deferred income tax liabilities	135,046	171
Other liabilities	24,293	16,633
Total liabilities	2,268,871	860,093
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $.10 par value; 100,000,000 shares authorized; 65,983,000 and 65,318,000 shares issued and 39,266,000 and 38,855,000 outstanding	6,590	6,523
Treasury stock at cost, 26,717,000 and 26,463,000 shares	(1,095,737)	(1,058,381)
Additional paid-in capital	586,224	535,759
Accumulated other comprehensive loss	(5,356)	(10,692)
Retained earnings	732,778	646,339
Total Bally Technologies, Inc. stockholders’ equity	224,499	119,548
Noncontrolling interests	629	(376)
Total stockholders’ equity	225,128	119,172
Total liabilities and stockholders’ equity	$2,493,999	$979,265

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
	(in 000s, except per share amounts)
Revenues:
Gaming equipment and systems	$209,329	$157,102	$534,114	$430,436
Product lease, operation and royalty	129,070	102,045	338,767	302,201
	338,399	259,147	872,881	732,637
Costs and expenses:
Cost of gaming equipment and systems (1)	86,307	61,419	213,729	168,978
Cost of product lease, operation and royalty(1)	40,537	29,992	103,521	90,320
Selling, general and administrative	88,248	72,218	251,661	204,586
Research and development costs	36,677	29,098	98,890	80,792
Depreciation and amortization	20,523	5,755	37,460	17,046
	272,292	198,482	705,261	561,722
Operating income	66,107	60,665	167,620	170,915
Other income (expense):
Interest income	1,976	1,191	6,946	3,738
Interest expense	(20,861)	(4,389)	(37,083)	(13,544)
Other, net	(3,453)	(1,534)	(5,562)	(3,336)
Income from operations before income taxes	43,769	55,933	131,921	157,773
Income tax expense	(16,200)	(17,527)	(44,477)	(55,345)
Net income	27,569	38,406	87,444	102,428
Less net income (loss) attributable to noncontrolling interests	125	(43)	1,005	(1,679)
Net income attributable to Bally Technologies, Inc.	$27,444	$38,449	$86,439	$104,107

Basic and Diluted earnings per share attributable to Bally Technologies, Inc.:
Basic earnings per share	$0.71	$0.95	$2.25	$2.56
Diluted earnings per share	$0.70	$0.93	$2.21	$2.50

Weighted average shares outstanding:
Basic	38,614	40,483	38,493	40,594
Diluted	39,205	41,199	39,156	41,614

(1)         Cost of gaming equipment and systems and product lease, operation and royalty exclude amortization related to intangible assets which are included in depreciation and amortization.

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
	(in 000s)

Net Income	$27,569	$38,406	$87,444	$102,428

Other comprehensive income (loss):
Foreign currency translation adjustment before income taxes	12,210	(522)	4,856	370
Income tax expense	—	—	—	—
Foreign currency translation adjustment	12,210	(522)	4,856	370

Unrealized gain (loss) on derivative financial instruments before income taxes	(2,646)	1,196	739	1,959
Income tax expense (benefit)	926	(419)	(259)	(686)
Unrealized gain (loss) on derivative financial instruments	(1,720)	777	480	1,273

Total other comprehensive income, net of income taxes	10,490	255	5,336	1,643
Comprehensive income	38,059	38,661	92,780	104,071

Less: comprehensive income (loss) attributable to noncontrolling interests	125	(43)	1,005	(1,679)
Comprehensive income attributable to Bally Technologies, Inc.	$37,934	$38,704	$91,775	$105,750

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED MARCH 31, 2014 AND 2013

	Common Stock		Series E Special	Treasury	Additional Paid-In	Accumulated Other Comprehensive Income (Loss)	Retained	Noncontrolling	Total Stockholders’
	Shares	Dollars	Stock	Stock	Capital	(“OCI”)	Earnings	Interests	Equity
	(in 000s)
Balances at June 30, 2012	63,150	$6,309	$12	$(790,633)	$489,002	$(13,477)	$504,895	$1,367	$197,475
Net income (loss)	—	—	—	—	—	—	104,107	(1,679)	102,428
Foreign currency translation adjustment	—	—	—	—	—	370	—	—	370
Unrealized loss on derivative financial instruments, net of tax	—	—	—	—	—	1,273	—	—	1,273
Total comprehensive income	—	—	—	—	—	—	—	—	$104,071
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(27)	(27)
Issuance and receipt of restricted stock, ESPP shares, stock options and related tax and tax benefit	1,781	178	—	(9,099)	42,419	—	—	—	33,498
Purchase of common stock for treasury	—	—	—	(122,606)	—	—	—	—	(122,606)
Share-based compensation	—	—	—	—	9,676	—	—	—	9,676
Balances at March 31, 2013	64,931	$6,487	$12	$(922,338)	$541,097	$(11,834)	$609,002	$(339)	$222,087

Balances at June 30, 2013	65,318	$6,523	$—	$(1,058,381)	$535,759	$(10,692)	$646,339	$(376)	$119,172
Net income	—	—	—	—	—	—	86,439	1,005	87,444
Foreign currency translation adjustment	—	—	—	—	—	4,856	—	—	4,856
Unrealized loss on derivative financial instruments, net of tax	—	—	—	—	—	480	—	—	480
Total comprehensive income	—	—	—	—	—	—	—	—	$92,780
Issuance and receipt of restricted stock, ESPP shares, stock options and related tax and tax benefit	665	67	—	(4,856)	17,610	—	—	—	12,821
Settlement of accelerated share repurchase forward contract	—	—	—	(22,500)	22,500	—	—	—	—
Purchase of common stock for treasury	—	—	—	(10,000)	—	—	—	—	(10,000)
Share-based compensation	—	—	—	—	10,355	—	—	—	10,355
Balances at March 31, 2014	65,983	$6,590	$—	$(1,095,737)	$586,224	$(5,356)	$732,778	$629	$225,128

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31,
	2014	2013
	(in 000s)
Cash flows from operating activities:
Net income	$87,444	$102,428
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	93,391	66,006
Share-based compensation	10,355	9,676
Amortization of deferred debt issuance costs	3,291	1,319
Income tax (benefit) expense	(1,870)	5,304
Provision for doubtful accounts	3,684	9,103
Inventory write-downs	5,295	4,108
Excess tax benefit of stock option exercises	(3,917)	(15,871)
Other	233	1,031
Change in operating assets and liabilities:
Accounts and notes receivable	2,003	10,654
Inventories	(27,671)	(39,026)
Prepaid and refundable income tax and income tax payable	(6,233)	(4,117)
Other current assets and other assets	(455)	(2,811)
Accounts payable	3,366	(12,407)
Accrued liabilities and jackpot liabilities	(6,786)	(2,772)
Deferred revenue and deferred cost of revenue	(12,647)	6,831
Net cash provided by operating activities	149,483	139,456
Cash flows from investing activities:
Acquisition, net of cash acquired	(1,344,137)	—
Capital expenditures	(15,464)	(11,003)
Restricted cash and investments	(2,757)	51
Financing provided to customer	—	(1,228)
Payments received from development financing	2,283	—
Additions to other long-term assets	(8,222)	(905)
Net cash used in investing activities	(1,368,297)	(13,085)
Cash flows from financing activities:
Proceeds from revolving credit facility	330,000	55,000
Payments on revolving credit facility	(130,000)	(65,000)
Proceeds from long-term debt	1,100,000	—
Payments on long-term debt and capital leases	(22,447)	(11,305)
Capitalized debt issuance costs	(33,016)	—
Acquisition-related contingent consideration	(459)	—
Distributions to noncontrolling interests	—	(27)
Purchase of treasury stock	(14,856)	(131,705)
Excess tax benefit of stock option exercises	3,917	15,871
Proceeds from exercise of stock options and employee stock purchases	13,558	26,475
Net cash provided by (used in) financing activities	1,246,697	(110,691)

Effect of exchange rate changes on cash	(619)	938

Cash and cash equivalents:
Increase for period	27,264	16,618
Balance, beginning of period	63,220	32,673
Balance, end of period	$90,484	$49,291

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental information is related to the unaudited condensed consolidated statements of cash flows:

	Nine Months Ended March 31,
	2014	2013
	(in 000s)
Cash paid for interest	$34,002	$12,403
Cash paid for income taxes, net of refunds	52,957	54,906

Non-cash investing and financing transactions:
Transfer of inventory to leased gaming equipment (1)	$37,482	$59,998
Reclassify property, plant and equipment to inventory (1)	8,706	11,814

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

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                                      DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

References to “we,” “our,” “us,” “Bally” or the “Company” refer to Bally Technologies, Inc. and its consolidated subsidiaries.

Bally, a Nevada corporation, is a diversified global gaming supplier that designs, manufactures, operates and distributes electronic gaming machines (“EGMs”), gaming operations, networked and casino-management systems, table game products and interactive applications that drive revenue and provide operating efficiencies for gaming operators. The Company supplies innovative hardware and games, including spinning-reel and video gaming devices, specialty gaming devices, table game products and wide-area progressive systems. The Company’s casino-management technology solutions allow its customers to more effectively manage their operations using our wide range of marketing, data management and analysis, accounting, player tracking, security and other software applications and tools. Under its business-to-business model, the Company supports customers that include traditional land-based, riverboat, and Native American casinos, interactive, video lottery and central determination markets.

Principles of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Bally Technologies, Inc., and its subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), include all adjustments necessary to fairly present the Company’s consolidated financial position, results of operations and cash flows for each period presented. All adjustments are of a normal, recurring nature. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations. The results of operations for an interim period are not necessarily indicative of the results that may be expected for any other interim period or the year as a whole. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013. References to specific U.S. GAAP within this report cite topics within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).

All material intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates and assumptions

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. Actual results could differ from those estimates.

Business Combinations

The Company applies the provisions of ASC 805, Business Combinations, in the accounting for acquisitions. It requires the Company to recognize separately from goodwill the assets acquired and the liabilities assumed, at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. Significant estimates and assumptions are required to value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable. These estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. In addition, deferred tax assets, deferred tax liabilities, uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. The Company reevaluates these items quarterly based upon facts and circumstances that existed as of the acquisition date and any adjustments to its preliminary estimates are recorded to goodwill if identified within the measurement period. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations.

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

The Company transacts business in various foreign currencies and has international sales and expenses denominated in foreign currencies, subjecting the Company to foreign currency risk. The Company enters into foreign currency forward contracts, generally with maturities of twelve months or less, to hedge recognized foreign currency assets and liabilities to reduce the risk that earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. The gains or losses resulting from changes in the fair value of these forward contracts, which are not designated as accounting hedges, are reported in other income (expense) in the unaudited condensed consolidated statements of operations, and generally offset the gains and losses associated with the underlying foreign-currency-denominated balances, which are also reported in other income (expense). As of March 31, 2014 and June 30, 2013, euro forward contracts for a total of $53.6 million and $33.0 million, respectively, or the equivalent of €39.0 and €25.3 million, were outstanding. In addition, as of March 31, 2014 and June 30, 2013, pound sterling forward contracts for a total of $5.0 million and $2.3 million, respectively, or the equivalent of £3.0 million and £1.5 million, were outstanding. In addition, as of March 31, 2014, a Canadian dollar forward contract for a total of $6.8 million, or the equivalent of C$7.5 million, was outstanding.

The Company may use interest rate derivatives to manage the interest expense generated by variable rate debt and foreign currency derivatives to manage foreign exchange risk. The Company’s derivative financial instruments are measured at fair value on a recurring basis, and the balances were as follows:

	Fair Value Measurements Using Input Type
	Level 1	Level 2	Level 3
	(in 000s)
As of March 31, 2014:
Assets:
Other assets:
Interest rate derivative financial instrument	$—	$1,029	$—
Liabilities:
Accrued and other liabilities:
Foreign currency derivative financial instruments	$—	$783	$—
Interest rate derivative financial instrument	$—	$4,463	$—
Other liabilities:
Interest rate derivative financial instrument	$—	$5,444	$—

As of June 30, 2013:
Assets:
Other current assets:
Foreign currency derivative financial instrument	$—	$397	$—
Liabilities:
Accrued and other liabilities:
Foreign currency derivative financial instrument	$—	$22	$—
Interest rate derivative financial instruments	$—	$4,689	$—
Other liabilities:
Interest rate derivative financial instrument	$—	$4,927	$—

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

The impact of the cash flow hedge and non-designated foreign currency derivatives on the unaudited condensed consolidated financial statements is depicted below:

Cash Flow Hedging Relationship	Amount of Loss Recognized in OCI on Derivative (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Loss Recognized in Income on Derivative (Ineffective Portion)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion)
	(in 000s)
For the three months ended March 31, 2014:
Interest rate swap agreements	$(3,866)	Interest expense	$(1,219)	Interest expense	$—
For the three months ended March 31, 2013:
Interest rate swap agreement	$(91)	Interest expense	$(1,287)	Interest expense	$—

Cash Flow Hedging Relationship	Amount of Loss Recognized in OCI on Derivative (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Loss Recognized in Income on Derivative (Ineffective Portion)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion)
	(in 000s)
For the nine months ended March 31, 2014:
Interest rate swap agreements	$(3,033)	Interest expense	$(3,771)	Interest expense	$—
For the nine months ended March 31, 2013:
Interest rate swap agreement	$(1,889)	Interest expense	$(3,848)	Interest expense	$(9)

	Amount of Gain (Loss) Recognized in Other Income (Expense)
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
Non-Designated Derivative	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
	(in 000s)
Foreign Currency Forward Contracts	$(320)	$1,402	$(2,338)	$(494)

The pre-tax changes in other comprehensive income for the nine months ended March 31, 2014 and 2013 are as follows:

	Amount
	(in 000s)
Interest Rate Derivative Financial Instrument OCI Rollforward:	Nine Months Ended March 31, 2014	Nine Months Ended March 31, 2013
Beginning balance	$(9,616)	$(13,832)
Amount recognized in OCI on derivative	(3,033)	(1,889)
Amount reclassified from OCI into income	3,771	3,848
Unrealized loss on derivative financial instruments	$(8,878)	$(11,873)

The following tables reconcile the net fair values of assets and liabilities, subject to offsetting arrangements that are recorded in the unaudited condensed consolidated balance sheets:

	Offsetting of Derivative Assets
		Gross Amounts Offset in the Unaudited	Net Amounts of Assets Presented in the Unaudited	Gross Amounts Not Offset in the Unaudited Condensed Consolidated Balance Sheets
Description	Gross Amounts of Recognized Assets	Condensed Consolidated Balance Sheets	Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in 000s)
As of March 31, 2014:
Interest rate derivative financial instrument	$1,029	$—	$1,029	$(1,029)	$—	$—

As of June 30, 2013:
Foreign currency derivative financial instrument	$397	$—	$397	$(22)	$—	$375

	Offsetting of Derivative Liabilities
		Gross Amounts Offset in the Unaudited	Net Amounts of Liabilities Presented in the Unaudited	Gross Amounts Not Offset in the Unaudited Condensed Consolidated Balance Sheets
Description	Gross Amounts of Recognized Liabilities	Condensed Consolidated Balance Sheets	Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in 000s)
As of March 31, 2014:
Foreign currency derivative financial instruments	$(783)	$—	$(783)	$—	$—	$(783)
Interest rate derivative financial instrument	$(9,907)	$—	$(9,907)	$1,029	$—	$(8,878)

As of June 30, 2013:
Foreign currency derivative financial instruments	$(22)	$—	$(22)	$22	$—	$—
Interest rate derivative financial instrument	$(9,616)	$—	$(9,616)	$—	$—	$(9,616)

Accounts and notes receivable and allowances for doubtful accounts

Accounts and notes receivable are stated at face value less an allowance for doubtful accounts. The Company generally grants customers credit terms for periods of 30 to 120 days, but may also grant extended payment terms to some customers for periods generally up to three years, with interest generally at market rates.

The Company evaluates the credit quality of its accounts and notes receivable and establishes an allowance for doubtful accounts based on a combination of factors including, but not limited to, customer collection experience, economic conditions and the customer’s financial condition. In addition to specific account identification, which includes the review of any modifications of accounts and notes receivable, if applicable, the Company utilizes historic collection experience to establish an allowance for doubtful accounts. Receivables are written off only after the Company has exhausted all reasonable collection efforts.

Inventories

Inventories are stated at the lower of cost, determined on a first in, first out basis, or market. Cost elements included in work-in-process and finished goods include raw materials, direct labor and manufacturing overhead. Inventories consist of the following:

	March 31, 2014	June 30, 2013
	(in 000s)
Raw materials	$56,195	$42,464
Work-in-process	928	1,508
Finished goods	34,689	24,435
Total	$91,812	$68,407

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

•                  Collectability is reasonably assured; and

•                  Delivery has occurred.

Revenues are reported net of incentive rebates, discounts, sales taxes and all other items of a similar nature. For products sold under arrangements with extended payment terms the probability of collection is evaluated based on a review of the customer’s credit worthiness and a review of historic collection experience on contracts with extended payment terms. As a result of such review, the Company recognizes revenue on extended payment term arrangements when the Company has determined that collectability is reasonably assured and the fee is considered fixed and determinable.

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

Product Lease, Operation and Royalty Revenue.  Product lease, operation and royalty revenue is earned from the renting or leasing of tangible products and the licensing of intangible products. Product lease and operation revenue is derived from gaming operations, including the operation of linked progressive systems, the rental of EGMs, game content and the related systems placed with customers, and the lease of table game products, including automatic card shufflers, deck checkers and roulette chip sorters. Product royalty revenue is derived from gaming operations and table game products, including the licensing of proprietary table game content.  Product lease and operation revenue is earned and recognized based on a share of money wagered, a share of the net winnings, or on a fixed daily or monthly rate. The fee entitles the customer to full use of the gaming equipment and includes maintenance, licensing of the game content software and connection to a linked progressive system, where applicable. In certain markets, the Company also charges a daily system connection fee for the customer to connect to a central determination system and/or back-office system. The Company does not consider these arrangements to have multiple revenue-generating activities as the services offered are a comprehensive solution in exchange for a fee and all of the products and services are delivered simultaneously. Product royalty revenue from table game products, including the licensing of proprietary table game content, is earned based on a fixed monthly rate. Product lease, operation and royalty revenue is recognized under general revenue recognition guidance as the deliverables provide the customer with rights to use tangible gaming devices and software that is essential to the functionality of the gaming devices.

Gaming Equipment and Systems Revenue

Gaming Equipment Revenue.  Gaming Equipment revenue is generated from the sale of EGMs, including up-front licensing rights to game content, table game products, including the sale of lifetime licenses to the Company’s proprietary table games, and parts and other ancillary equipment. Arrangements may also include sales of game content conversion kits that enable customers to replace game content without purchasing a new EGM. Gaming equipment arrangements do not include maintenance and product support fees beyond a standard warranty period. The recognition of revenue from product sales occurs as title and risk of loss have passed to the customer and all other revenue recognition criteria have been satisfied. Revenue is recorded for the sale of lifetime licenses, under which the Company has no continuing obligation, on the effective date of the license.

As the combination of game content software and the tangible EGMs and table game products function together to deliver the product’s essential functionality, revenue from the sale of EGMs and table game products is recognized under general revenue recognition guidance. Game content conversion kits are considered software deliverables and are recognized in accordance with software revenue recognition guidance.

Casino-Management Systems Revenue.  Systems revenue arrangements generally include a combination of casino-management systems software licenses, systems-based hardware products, maintenance and product support fees and professional services. The primary function of casino-management systems software licensed by the Company is aiding customers in more effectively running their businesses with marketing, data management and analysis, accounting, player tracking and security features.

Revenue for casino-management systems software and maintenance and product support fees is recognized under software revenue recognition guidance. Although the casino-management systems software and certain systems-based hardware products function together, the functionality of casino-management systems software is primarily derived from the software. The casino-management systems software is not essential to the functionality of the systems-based hardware products.

The Company licenses casino-management systems software on a perpetual basis or under time-based licenses. Revenue from perpetual license software is recognized at the inception of the license term provided all revenue recognition criteria have been satisfied. Revenue from maintenance and product support fees sold with perpetual licenses is recognized over the term of the support period. The Company’s time-based licenses are generally for twelve month terms and are bundled with software maintenance and product support fees. All revenue from such arrangements is recognized over the term of the license.

Systems-based hardware products include embedded software that is essential to the functionality of the hardware. Accordingly, revenue related to all systems-based hardware sales and related maintenance and product support fees are recognized under general revenue recognition guidance. Revenue from the sale of systems-based hardware is generally recognized upon delivery when title and risk of loss have passed to the customer and all other revenue recognition criteria are satisfied. However, in the case of arrangements involving a systems installation, revenue on the systems-based hardware is generally not recognized until the system has been installed and the customer has accepted the system. Hardware maintenance and product support fees are recognized on a straight-line basis over the term of the support period which is generally twelve months.

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

Multiple Element Arrangements.  The Company enters into revenue arrangements that may consist of multiple deliverables of its products and services. For example, customers may enter into arrangements with the Company for the implementation of casino-management systems, which will generally include a combination of casino-management systems software licenses, systems-based hardware products, maintenance and product support fees, and professional services. Certain gaming equipment arrangements may also include the sale of gaming devices and game content conversion kits.

Revenue arrangements with multiple deliverables are allocated to separate units of accounting if the deliverables meet both of the following criteria:

•                  The delivered items have value to the customer on a stand-alone basis. The items have value on a stand-alone basis if they are sold separately by any vendor or the customer could resell the delivered items on a stand-alone basis; and

•                  If the arrangement includes a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and substantially in the control of the Company.

At the inception of a multiple element arrangement, fees under the arrangement are allocated to the non-software deliverables and to the software deliverables as a group based on their relative selling price. Software deliverables are further subject to separation and allocation based on software revenue recognition guidance as described in the following paragraph. When applying the relative selling price method, a hierarchy is used for estimating the selling price based first on vendor-specific objective evidence (“VSOE”), then third-party evidence (“TPE”) and finally management’s estimate of the selling price (“ESP”). Revenue for each unit of accounting is recognized when the relevant recognition criteria for each respective element has been met.

In allocating arrangement fees under the relative selling price hierarchy, the Company uses VSOE for all products that have been sold on a stand-alone basis. As TPE is generally not available, the Company uses ESP for products that are not sold on a stand-alone basis and for recently introduced products that are sold on a stand-alone basis but for which a history of stand-alone sales has not yet been developed. Following these guidelines, the Company uses either VSOE or ESP for EGMs, table game products, systems-based hardware products, maintenance and product support fees associated with perpetual licenses and professional services; and ESP for perpetual and time-based software licenses and maintenance and product support fees associated with time-based licenses.

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

The establishment of VSOE requires judgment as to whether there is a sufficient quantity of items sold on a stand-alone basis and whether the prices demonstrate an appropriate level of concentration to conclude that VSOE exists. In determining ESP, management considers a variety of information including historic pricing and discounting practices, competitive market activity, internal costs, and the pricing and discounting practices of products sold in the same arrangements.

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

Recently issued accounting pronouncements not yet adopted

In February 2013, the FASB issued new accounting guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The new guidance will be effective prospectively for the Company in its fiscal year 2015 first quarter and is not expected to have a significant impact on its consolidated results of operations, financial condition and cash flows.

In March 2013, the FASB issued new accounting guidance requiring the release of cumulative translation adjustment into net income when an entity either sells a part or all of its investment in or no longer holds a controlling financial interest in a foreign entity. The new guidance will be effective prospectively for the Company in its fiscal year 2015 first quarter and is not expected to have a significant impact on its consolidated results of operations, financial condition and cash flows.

In April 2014, the FASB issued new accounting guidance that changes the threshold for reporting discontinued operations and adds new disclosures. The new guidance defines a discontinued operation as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale and will be effective for the Company in its fiscal year 2015 first quarter. The guidance may impact the Company’s reporting and disclosures if it disposes of a component after the effective date.

The Company believes there is no additional new accounting guidance adopted but not yet effective that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on its financial reporting.

2.             BUSINESS COMBINATION

On November 25, 2013, the Company completed the acquisition of 100% of the outstanding common stock of SHFL entertainment, Inc. (“SHFL”) for total purchase consideration of $1.38 billion (the “Acquisition”). The Acquisition was funded primarily from proceeds of a new Term Loan B and borrowings from our existing Revolving Credit Facility (see Note 7 to the unaudited condensed consolidated financial statements, Long-Term Debt). The Acquisition has provided the Company with a more diversified suite of products and is anticipated to increase its product development talent. Additionally, the Acquisition is expected to achieve synergies, including, but not limited to, cost savings from economies of scale, more efficient supply chain and distribution channels and the acceleration of revenue through greater access to international markets.

The total purchase consideration for SHFL was as follows:

(in 000s)
Total purchase price for SHFL common stock (56,626 shares at $23.25 per share)	$1,316,554
Payments in respect of SHFL stock options, restricted shares, restricted share units and restricted share performance units	46,099
Repayments of SHFL debt and other obligations	19,752
Total purchase consideration	$1,382,405

The Acquisition was accounted for using the acquisition method of accounting, which requires, among other things, the assets acquired and liabilities assumed be recognized at their respective fair values as of the acquisition date. The excess of the purchase price over those fair values was recorded as goodwill, none of which is deductible for tax purposes. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of SHFL.

The Company recognized Acquisition-related costs of $6.2 million and $33.1 million for the three and nine months ended March 31, 2014, respectively. These costs were recorded as selling, general and administrative in the statement of operations. The Company also incurred debt issuance costs of $22.5 million, which were recorded in other long-term assets as well as $10.5 million of original issue discount fees recorded as a discount to long-term debt.

The information below reflects preliminary allocation of the purchase price based on assumptions and estimates related to fair value that are subject to change as additional information may become available during the respective measurement periods (up to one year from the acquisition date). Specifically, the Company is still evaluating the fair value of certain tangible and intangible assets and finalizing the accounting for income taxes. During the quarter ended March 31, 2014, the Company continued to refine the preliminary purchase price allocation and presentation of the related assets acquired and liabilities assumed. As a result, immaterial adjustments were made to the preliminary purchase price allocation which impacted goodwill, current assets, and deferred tax balances as well as the classification of certain elements of property, plant and equipment.

(in 000s)
Current assets	$172,375
Property, plant and equipment	31,409
Leased gaming equipment	34,647
Goodwill	821,373
Purchased intangible assets	510,627
Other assets	10,662
Total assets	1,581,093

Current liabilities	37,977
Deferred income tax liabilities	157,655
Other long-term liabilities	3,056
Total liabilities	198,688
Net assets acquired	$1,382,405

Receivables acquired of $63.9 million (including approximately $16.1 million of trade receivables with contract terms greater than one year and $4.3 million of lease receivables) were valued at their fair value utilizing Level 3 inputs, which fair value approximates the gross contractual amounts receivable.

Inventory acquired totaling $41.0 million was valued at fair value utilizing Level 2 inputs based on model-based valuations for which all significant inputs and value drivers are observable.

The following table summarizes acquired tangible and intangible assets. These values are preliminary and may change as the purchase price allocation is finalized.

	Useful Life (Years)	Estimated Fair Value (in 000s)
Property, plant and equipment
Land	Indefinite	$4,673
Buildings and leasehold improvements	5 — 40	17,750
Furniture, fixtures and equipment	3 — 7	8,986
Property, plant and equipment		$31,409

Leased gaming equipment
Leased gaming equipment	3 — 5	$34,647

The fair value of property, plant and equipment and leased gaming equipment was determined using market data for similar assets (Level 2).

	Useful Life (Years)	Estimated Fair Value
		(in 000s)
Purchased intangible assets
Computer Software	2 — 3	$2,669
License Rights	12	1,958
Core technology and content (1)	4 — 18	456,000
Customer relationships	7	43,000
Trademark	5	7,000
Intangible assets		$510,627

(1)         Includes $46 million of in-process research and development (“IPR&D”) assets that are not yet subject to amortization until they reach commercial feasibility.

EGMs and table game products content and IPR&D assets were valued using the multi-period excess earnings method, a form of the income approach (Level 3). This method calculates the value based on the risk-adjusted present value of the cash flows specific to the content and products, allowing for a reasonable return.

Trademark, core technology for the EGM and Electronic Table System (“ETS”) operating systems, and table game products were valued using the relief-from-royalty method, a form of the income approach (Level 3). The relief-from-royalty method estimates the cost savings that accrue to the owner of an intangible asset that would otherwise be payable as royalties or license fees on revenues earned through the use of the asset. The royalty rate is based on an analysis of empirical, market-derived royalty rate for similar assets.

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

The following table includes the financial results for SHFL included in the condensed consolidated statements of operations since the acquisition date of November 25, 2013:

	Three and Nine Months Ended March 31,
	2014	2014
	(in 000s)
Revenue	$73,797	$103,210
Net Income (1)	$3,003	$2,510

(1)         Includes Acquisition-related costs of $2.3 million and $5.1 million, and inventory and asset charges of $4.2 million and $7.3 million for the three and nine months ended March 31, 2014, respectively.

The following table includes unaudited pro forma consolidated financial information assuming the Acquisition occurred as of July 1, 2012. The pro forma financial information is for information purposes only and does not necessarily represent the results that may occur in the future. The pro forma amounts include the historical operating results of the Company and SHFL prior to the Acquisition, with adjustments directly attributable to the Acquisition. The pro forma results include increases to depreciation and amortization expense based on the purchased intangible assets and the step-up in basis associated with tangible assets acquired, increases to cost of gaming equipment and systems related to the step-up in basis associated with inventory as well as increases to interest expense, related to debt issued to fund the Acquisition.

Also reflected in the nine months ended March 31, 2013 is an adjustment for the impact of one-time Acquisition costs related to the Company’s financial advisory fees, legal fees, payroll and related expenses, debt fees, other consulting and professional fees, and accounting, valuation and advisory fees of $34.1 million; $6.2 million and $33.1 million of which have been removed from the three and nine months ended March 31, 2014, respectively. All adjustments utilize an effective tax rate of 35.5%.

The pro forma amounts exclude $17.4 million of one-time Acquisition costs related to SHFL’s financial advisory and legal fees and $12.0 million in stock-based compensation associated with the acceleration of vesting of share based awards upon the change in control.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
	(in 000s, except per share amounts)
Revenues	$338,399	$325,631	$996,231	$937,070
Net income attributable to Bally Technologies, Inc.	$32,744	$29,425	$92,975	$53,289
Basic earnings per share	$0.85	$0.73	$2.42	$1.31
Diluted earnings per share	$0.84	$0. 71	$2.37	$1.28

3.             EARNINGS PER SHARE

Basic earnings per share are computed by dividing earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflect the additional dilution from all potentially dilutive securities.

The computation of basic and diluted earnings per share applicable to the Company’s common stock is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
	(in 000s, except per share amounts)
Net income attributable to Bally Technologies, Inc.	$27,444	$38,449	$86,439	$104,107

Weighted average shares outstanding	38,614	40,483	38,493	40,594
Dilutive effect of:
Stock options, restricted stock units (“RSU”) and restricted stock	591	716	663	1,020
Weighted average diluted shares outstanding	39,205	41,199	39,156	41,614

Basic and diluted earnings per share attributable to Bally Technologies, Inc.
Basic earnings per share	$0.71	$0.95	$2.25	$2.56

Diluted earnings per share	$0.70	$0.93	$2.21	$2.50

Certain securities were excluded from the diluted per share calculation because their inclusion would be anti-dilutive. Such securities consist of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
	(in 000s)
Stock options, RSU and restricted stock	—	76	—	115

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

On November 25, 2013, the Company completed the Acquisition (see Note 2 to the unaudited condensed consolidated financial statements, Business Combination). As of March 31, 2014, there were $58.2 million in net current receivables and $8.4 million in net long-term accounts receivable related to SHFL.

The Company’s accounts and notes receivable were as follows:

	Accounts and Notes Receivable as of March 31, 2014			Accounts and Notes Receivable as of June 30, 2013
	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
	(in 000s)
Contract term less than one year:
Trade and other receivables, current	$207,296	$2,336	$204,960	$170,598	$1,589	$169,009

Contract term greater than one year:
Trade receivables, current	102,861	74,289	28,572	82,600	63,193	19,407
Trade receivables, noncurrent	35,968	6,166	29,802	40,178	17,961	22,217
	138,829	80,455	58,374	122,778	81,154	41,624

Lease receivables, current	6,767	6,767	—	6,701	6,701	—
Lease receivables, noncurrent	15,532	15,532	—	9,928	9,928	—
	22,299	22,299	—	16,629	16,629	—

Notes receivable, current	5,485	5,485	—	3,411	3,411	—
Notes receivable, noncurrent	13,688	13,688	—	17,114	17,114	—
	19,173	19,173	—	20,525	20,525	—

Total current	322,409	88,877	233,532	263,310	74,894	188,416
Total noncurrent	65,188	35,386	29,802	67,220	45,003	22,217
Total	$387,597	$124,263	$263,334	$330,530	$119,897	$210,633

The activity related to the allowance for doubtful accounts for the nine months ended March 31, 2014 is summarized below:

	Allowance for Doubtful Accounts
	Beginning Balance as of June 30, 2013	Charge- offs	Recoveries	Provision	Ending Balance as of March 31, 2014	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
	(in 000s)
Contract term less than one year:
Trade and other receivables, current	$(4,505)	$524	$71	$(662)	$(4,572)	$(1,525)	$(3,047)

Contract term greater than one year:
Trade receivables, current	(10,308)	74	560	(1,429)	(11,103)	(8,206)	(2,897)
Trade receivables, noncurrent	(1,764)	112	1,656	(1,494)	(1,490)	—	(1,490)
	(12,072)	186	2,216	(2,923)	(12,593)	(8,206)	(4,387)

Lease receivables, current	—	—	—	(97)	(97)	(97)	—
Lease receivables, noncurrent	—	—	—	(2)	(2)	(2)	—
	—	—	—	(99)	(99)	(99)	—

Notes receivable, current	—	—	—	—	—	—	—
Notes receivable, noncurrent	—	—	—	—	—	—	—
	—	—	—	—	—	—	—

Total current	(14,813)	598	631	(2,188)	(15,772)	(9,828)	(5,944)
Total noncurrent	(1,764)	112	1,656	(1,496)	(1,492)	(2)	(1,490)

Total	$(16,577)	$710	$2,287	$(3,684)	$(17,264)	$(9,830)	$(7,434)

The activity related to the allowance for doubtful accounts for the nine months ended March 31, 2013 is summarized below:

	Allowance for Doubtful Accounts
	Beginning Balance as of June 30, 2012	Charge- offs	Recoveries	Provision	Ending Balance as of March 31, 2013	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
	(in 000s)
Contract term less than one year:
Trade and other receivables, current	$(6,138)	$1,042	$—	$184	$(4,912)	$(2,051)	$(2,861)

Contract term greater than one year:
Trade receivables, current	(7,935)	5,471	557	(7,364)	(9,271)	(7,068)	(2,203)
Trade receivables, noncurrent	(1,279)	1,285	—	(1,117)	(1,111)	—	(1,111)
	(9,214)	6,756	557	(8,481)	(10,382)	(7,068)	(3,314)

Lease receivables, current	—	—	—	—	—	—	—
Lease receivables, noncurrent	—	—	—	—	—	—	—
	—	—	—	—	—	—	—

Notes receivable, current	—	—	—	—	—	—	—
Notes receivable, noncurrent	(1,750)	—	—	(806)	(2,556)	(2,556)	—
	(1,750)	—	—	(806)	(2,556)	(2,556)	—

Total current	(14,073)	6,513	557	(7,180)	(14,183)	(9,119)	(5,064)
Total noncurrent	(3,029)	1,285	—	(1,923)	(3,667)	(2,556)	(1,111)
Total	$(17,102)	$7,798	$557	$(9,103)	$(17,850)	$(11,675)	$(6,175)

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

The Company accrues interest, if applicable, on its accounts and notes receivables pursuant to the terms of the agreement. Interest is not accrued on past due accounts and notes receivable, or individual amounts that the Company has determined and specifically identified as not collectible.

The following summarizes the aging of past due receivables, excluding trade accounts receivable with a contract term less than one year, as of March 31, 2014:

	1 to 90 Days Past Due	91 to 180 Days Past Due	181 + Days Past Due	Total Past Due	Current	Total Receivable	Recorded Investment in Receivables on Nonaccrual Status	Recorded Investment 90 Days and Accruing
	(in 000s)
Trade receivables	$8,187	$2,499	$7,694	$18,380	$120,449	$138,829	$18,380	$—
Lease receivables	—	—	—	—	22,299	22,299	—	—
Notes receivable	—	—	—	—	19,173	19,173	—	—
Total	$8,187	$2,499	$7,694	$18,380	$161,921	$180,301	$18,380	$—

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

The Company has provided development financing to certain customers in the form of notes receivable. There were no significant modifications of notes receivable during the period.

Impairment is recognized when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of a note arrangement. There were no recorded investments in impaired loans as of March 31, 2014 and June 30, 2013.

The fair value of accounts and notes receivable, net, is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers, with similar credit ratings and remaining maturities. As of March 31, 2014 and June 30, 2013, the fair value of the accounts and notes receivable, net, approximated the carrying value.

5.                                      PROPERTY, PLANT AND EQUIPMENT AND LEASED GAMING EQUIPMENT

	March 31, 2014	June 30, 2013
	(in 000s)
Land and land improvements	$11,701	$1,975
Buildings and leasehold improvements	46,363	29,582
Gaming equipment	33,036	30,552
Furniture, fixtures and equipment	50,988	33,544
Less accumulated depreciation	(70,574)	(60,556)
Property, plant and equipment, net	$71,514	$35,097
Leased gaming equipment	$373,432	$323,431
Less accumulated depreciation	(242,063)	(209,680)
Leased gaming equipment, net	$131,369	$113,751

On November 25, 2013, the Company completed the Acquisition (see Note 2 to the unaudited condensed consolidated financial statements, Business Combination). At March 31, 2014, there was $31.6 million in net property, plant and equipment and $34.2 million in net leased gaming equipment related to SHFL.

6.                                      GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist of the following:

		March 31, 2014			June 30, 2013
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in 000s)
Computer software	2 - 5	$48,895	$(38,149)	$10,746	$39,484	$(35,796)	$3,688
License rights	3 - 13	16,124	(10,031)	6,093	12,819	(7,215)	5,604
Trademarks	5 - 10	9,430	(2,748)	6,682	2,430	(2,239)	191
Core technology and content	4 – 18(1)	486,026	(39,864)	446,162	27,063	(21,887)	5,176
Customer relationships	7	43,314	(2,214)	41,100	—	—	—
Contracts	2 - 10	10,943	(10,608)	335	10,943	(9,766)	1,177
Other intangibles	3 - 5	2,226	(976)	1,250	2,548	(808)	1,740
Total finite lived intangible assets		$616,958	$(104,590)	$512,368	$95,287	$(77,711)	$17,576
Trademark	indefinite	7,500	—	7,500	7,500	—	7,500
Total		$624,458	$(104,590)	$519,868	$102,787	$(77,711)	$25,076

(1)                                 Includes $46 million of in-process research and development assets that are not yet subject to amortization until they reach commercial feasibility.

On November 25, 2013, the Company completed the Acquisition (see Note 2 to the unaudited condensed consolidated financial statements, Business Combination). At March 31, 2014, there was $494.5 million in net intangible assets related to SHFL.

Finite-lived intangible assets are amortized on a straight-line method. Total amortization expense related to Company’s finite-lived intangible assets was $16.8 million and $2.9 million for the three months ended March 31, 2014 and 2013, respectively, which included computer software amortization expense of $0.9 million and $0.6 million for the three months ended March 31, 2014 and 2013, respectively.

Total amortization expense related to Company’s finite-lived intangible assets was $26.5 million and $8.2 million for the nine months ended March 31, 2014 and 2013, respectively, which included computer software amortization expense of $2.0 million and $1.8 million for the nine months ended March 31, 2014 and 2013, respectively.

The weighted average life of the Company’s total finite-lived intangible assets is 10.1 years, which includes average lives of 10.69 years for core technology and content and 7.0 years for customer relationships. The Company’s indefinite-lived intangible asset of approximately $7.5 million was for one-time consideration given for a perpetual, worldwide license for the use of the Bally trademark in connection with the Company’s business.

Future amortization of finite-lived intangible assets is scheduled as follows:

Year Ended June 30,	(in 000s)
2014 (remaining three months of fiscal year)	$16,499
2015	62,190
2016	63,840
2017	61,599
2018	59,764
Thereafter	248,476
Total	$512,368

The changes in the carrying amount of goodwill for the nine months ended March 31, 2014, are as follows:

(in 000s)
Balance at June 30, 2013	$172,162
Acquisition of SHFL	821,373
Foreign currency translation adjustment	3,987
Balance at March 31, 2014	$997,522

No impairment charges for goodwill and intangible assets were necessary for the nine months ended March 31, 2014.

7.                                      LONG-TERM DEBT

Long-term debt consists of the following:

	March 31,	June 30,
	2014	2013
	(in 000s)
Revolving credit facility	$440,000	$240,000
Term loan A	347,500	364,375
Term loan B, net of discounts of $9,939	1,084,561	—
Other, generally unsecured	182	240
Long-term debt	1,872,243	604,615
Less current maturities	(41,182)	(24,615)
Long-term debt, net of current maturities	$1,831,061	$580,000

As of March 31, 2014 and June 30, 2013, there was approximately $260.0 million and $460.0 million, respectively, of undrawn availability under the Revolving Credit Facility. Availability under the Revolving Credit Facility is reduced to the extent of outstanding letters of credit.

On April 19, 2013, the Company amended and restated its existing credit agreement (the “Amended and Restated Credit Agreement”) that provides for a five-year $1.07 billion senior secured credit facility comprised of a $370 million term loan (“Term Loan A”) and a $700 million revolving credit facility, including a $50 million sublimit for the issuance of standby letters of credit, a $10 million sublimit for swingline loans and a $150 million sublimit for multicurrency borrowings approved under the credit facility (the “Secured Credit Facility”).

Term Loan A requires quarterly principal payments of $5,625,000 through March 2014; $7,500,000 from June 2014 through March 2016; and $5,000,000 from June 2016 until the Term Loan A’s maturity in April 2018 upon when the remaining outstanding principal balance of $247.5 million is due.

The interest for the Term Loan A and Revolving Credit Facility is calculated by the applicable leverage-based margin ranging from 1.25% to 2.75% per annum in the case of any Eurodollar rate loan and 0.25% to 1.75% per annum for any base rate loan. The base rate is a fluctuating rate per annum equal to the higher of (a) the federal funds rate plus one-half of 1%, (b) the rate of interest announced by the administrative agent as its prime rate, and (c) the Eurodollar rate plus 1%. The Eurodollar rate is the rate per annum equal to LIBOR when interest is due.

On November 25, 2013, the Company completed the Acquisition and entered into an incremental joinder agreement (“Term Loan B”) in which its lenders provided an aggregate principal amount of $1.1 billion. Beginning on December 31, 2013, the Term Loan B requires quarterly principal payments equal to $2,750,000 until its maturity in November 2020, when the remaining outstanding principal balance of $1.023 billion is due. The Company capitalized debt issuance costs of $22.5 million associated with the Term Loan B, of which $10.5 million were recorded as a discount to long-term debt.

The interest for the Term Loan B is calculated by the applicable margin of 3.25% per annum in the case of any Eurodollar rate loan and 2.25% per annum for any base rate loan. The base rate is a fluctuating rate per annum equal to the higher of (a) the federal funds rate plus one-half of 1%, (b) the rate of interest announced by the administrative agent as its prime rate, (c) the Eurodollar rate plus 1%, and (d) 2%. The Eurodollar rate is the higher of (a) 1% per annum, and (b) the rate per annum equal to LIBOR when interest is due.

As of March 31, 2014 and June 30, 2013, the interest rate on the Revolving Credit Facility was 2.65% and 1.45%, respectively, and the interest rate on the Term Loan A was 4.03% and 3.59%, respectively, after giving effect to the floating-to-fixed interest rate swap. As of March 31, 2014, the interest rate on the Term Loan B was 4.25%.

The Amended and Restated Credit Agreement is collateralized by substantially all of the Company’s domestic assets and is guaranteed by each of the Company’s domestic subsidiaries, excluding any noncontrolling interests, and is secured by a pledge agreement.

The fair value of long-term debt is estimated by discounting expected cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of March 31, 2014 and June 30, 2013, the fair value of long-term debt approximated the carrying value.

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

A breach of any of the covenants or the inability to comply with the required financial ratios could result in a default under the Amended and Restated Credit Agreement. In the event of any such default, the lenders could elect to declare all borrowings outstanding under the Amended and Restated Credit Agreement, together with any accrued interest and other fees, to be due and payable. If the Company were unable to repay the indebtedness upon its acceleration, the lenders could proceed against the underlying collateral. The Company was in compliance with the Amended and Restated Credit Agreement covenants as of March 31, 2014 and June 30, 2013.

Interest Rate Swap Agreements

Effective June 2011, the Company entered into a floating-to-fixed rate swap agreement with a maturity date of May 13, 2016 to fix a portion of the floating LIBOR-based debt under the Secured Credit Facility to fixed-rate debt at an interest rate of 2.09% (plus applicable margin). In October 2013, the Company entered into an additional floating-to-fixed rate swap agreement with a maturity of June 30, 2018 to fix an additional portion of the floating LIBOR-based debt of the Secured Credit Facility to fixed-rate debt at an interest rate of 2.04% (plus applicable margin). The interest swaps have accreting and subsequently amortizing notionals in order to hedge the targeted amount of debt over the life of the swaps. In January 2014, the Company entered into an additional floating-to-fixed rate swap agreement with a maturity of June 30, 2020 to fix an additional portion of the floating LIBOR-based debt of the Secured Credit Facility to fixed-rate debt at an interest rate of 3.00% (plus applicable margin) for $450 million of such debt, without any accreting or amortizing features. At March 31, 2014 and June 30, 2013, the swap agreements had notional values of $247.5 million and $264.4 million of active swaps and $550.0 million and $-0- million of forward starting swaps, respectively.

The Company has documented and designated the interest rate swaps as cash flow hedges. Based on the assessment of effectiveness using statistical regression, the Company determined that the interest rate swaps are effective. Effectiveness testing of the hedge relationships and measurement to quantify ineffectiveness is performed each fiscal quarter using the hypothetical derivative method. As the interest rate swaps qualify as cash flow hedges, the Company adjusts the cash flow hedges on a quarterly basis to their fair values with a corresponding offset to accumulated Other Comprehensive Income (“OCI”) for all effective amounts and interest expense for all ineffective amounts. The interest rate swaps have been and are expected to remain highly effective for the life of the hedges. Effective amounts are reclassified to interest expense as the related hedged expense is incurred. As of March 31, 2014 and June 30, 2013, the Company had no ineffectiveness on its cash flow hedges. Amounts related to the swaps expected to be reclassified from OCI to interest expense in the next twelve months total $4.5 million. Additional information on the Company’s interest rate swaps as of March 31, 2014 is as follows:

Interest Rate Swaps	Balance Sheet Location	Fair Value (in 000s)	Location of Offsetting Balance
Cash flow hedges	Other assets	$1,029
	Accrued and other liabilities	(4,463)
	Other liabilities	(5,444)
		$(8,878)	Accumulated other comprehensive income (before income taxes)

8.                                      SHARE-BASED COMPENSATION

Employee Stock Purchase Plan

The 2008 Employee Stock Purchase Plan (the “2008 ESPP”) provides that eligible employees are able to contribute up to 10% of their eligible earnings towards the quarterly purchase of the Company’s common stock. The employee’s purchase price is equal to 85% of the fair market value. During the nine months ended March 31, 2014 and 2013, employees purchased 40,833 and 58,531 shares of common stock for approximately $2.5 million and $2.3 million, respectively, under the 2008 ESPP.

Share-Based Award Plans

Stock option activity as of and for the nine months ended March 31, 2014 is summarized below:

		Weighted Average
	Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
	(in 000s)	(per share)	(years)	(in 000s)
Balance outstanding as of June 30, 2013	1,170	$29.60		$31,391
Granted	—	—
Exercised	(347)	31.27
Forfeited or expired	(5)	40.97
Balance outstanding as of March 31, 2014	818	$28.81	2.67	$30,630
Exercisable as of March 31, 2014	657	$26.49	2.30	$26,120

Restricted stock and RSU activity as of and for the nine months ended March 31, 2014 is summarized below:

	Restricted Stock	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value
	(in 000s)	(per share)	(in 000s)	(per share)
Balance outstanding as of June 30, 2013	571	$43.45	82	$45.65
Granted	274	69.97	18	70.45
Vested / Released	(181)	42.37	(22)	45.40
Forfeited or expired	(21)	46.26	—	—
Balance outstanding as of March 31, 2014	643	$54.96	78	$51.55

Share-Based Compensation

The following table presents share-based compensation expense and related effect of the income tax benefit included in the Company’s unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
	(in 000s)
Selling, general and administrative	$2,154	$2,381	$7,129	$6,408
Research and development costs	1,039	1,096	3,201	3,280
Cost of gaming equipment and systems and product leases and royalties	39	42	25	(12)
Share-based compensation expense before tax	3,232	3,519	10,355	9,676
Income tax benefit	1,131	1,231	3,624	3,386
Net share-based compensation expense	$2,101	$2,288	$6,731	$6,290

As of March 31, 2014, there was $1.6 million of total unrecognized compensation expense related to the unvested portion of stock options which will be recognized over the subsequent 1.26 years. In addition, as of March 31, 2014, there was $31.8 million of total unrecognized compensation expense related to the unvested portion of restricted stock and RSUs which will be recognized over the subsequent 2.07 years.

9.                                      STOCKHOLDERS’ EQUITY

Share Repurchase Plan

The Company’s Board of Directors has approved a variety of share repurchase plans under which, subject to price and market conditions, purchases of shares can be made from time to time in the open market or in privately negotiated transactions using available cash.

During the nine months ended March 31, 2014 and 2013, the Company repurchased 0.1 million shares and 2.7 million shares of common stock for $10.0 million and $122.6 million, respectively, under the share repurchase plan. As of March 31, 2014, $139.8 million remained available under the plan for repurchase in future periods.

On April 24, 2013, the Company entered into an accelerated share repurchase agreement (“ASR Program”) with J.P. Morgan Securities LLC (“JPMorgan”) under which it paid JPMorgan $150 million and received an initial delivery of 2.3 million shares, which shares represented 85% of the ASR Program’s value at a price of $54.27 per share. Shares representing the remaining 15% of the ASR Program’s value were delivered at maturity of the ASR Program, with the final number of shares repurchased based on the volume-weighted average price of the Company’s common stock during the repurchase period, less an agreed upon discount and adjusted for the initial share delivery. The ASR Program settled on September 27, 2013 with the delivery of an additional 27,344 shares. The volume-weighted average price during the repurchase period was $63.11 per share.

The ASR Program was originally accounted for as two separate transactions: (a) as shares of common stock acquired in a share repurchase transaction and (b) as a forward contract indexed to our own common stock. The initial delivery of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net earnings per share from the effective date of the ASR Program. The Company has determined that the forward contract indexed to our common stock met all of the applicable criteria for equity classification. As such, the Company recorded the $150 million of shares repurchased as a purchase of treasury stock of $127.5 million and a forward contract included in additional-paid-in-capital of $22.5 million as of June 30, 2013. On September 27, 2013, the forward contract was settled.

10.                               INCOME TAXES

The provision for income taxes for interim periods is based on the current estimate of the annual effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and is adjusted as necessary for quarterly events. The effective income tax rate was 37.0% and 31.3% for the three months ended March 31, 2014 and 2013, respectively, and 33.7% and 35.1% for the nine months ended March 31, 2014 and 2013, respectively. The increase in the effective income tax rate for the three months ended March 31, 2014, when compared to same period in 2013, is primarily attributable to non-deductible transaction costs related to the Acquisition. and favorable discrete items in 2013. The decrease in the effective rate for the nine months ended March 31, 2014, when compared to the same period in 2013, is primarily attributable to a reduction in foreign losses with no future tax benefit and the discrete items related to the Internal Revenue Service (“IRS”) settlement discussed below.

The IRS commenced examination of the Company’s U.S. federal income tax returns for 2006 through 2009 during fiscal year 2011. The IRS completed its field examination of the open tax years and issued a Revenue Agent’s Report in January 2012. The Company filed a formal protest regarding certain unagreed adjustments in March 2012 and the case was assigned to the IRS Appeals Office in Laguna Niguel, California. In June 2013, the Company agreed to settle all remaining issues with the IRS. Formal closure of the case occurred in July 2013 and the Company has received a refund from the IRS of $7.7 million, including $0.6 million in interest. As a result, the Company recognized a reduction to unrecognized tax benefits and a corresponding reduction of income tax provisions of approximately $3.6 million in the first quarter of fiscal year 2014.

The IRS has commenced examination of the Company’s U.S. federal income tax return for 2012 during fiscal year 2014. The Company files numerous consolidated and separate income tax returns in the United States and various state and foreign jurisdictions. In addition to the IRS examination above, the Company is currently under examination in certain states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examinations for years before fiscal year 2011.

As of March 31, 2014, the Company has $11.1 million related to uncertain tax positions, excluding related accrued interest and penalties, $11.0 million of which, if recognized, would impact the effective tax rate. As of March 31, 2014, the Company has $0.4 million accrued for the payment of interest and penalties.

It is reasonably possible that the Company’s amount of unrecognized tax benefits may decrease within the next twelve months by a range up to $2.2 million.

The Company acquired certain deferred tax assets resulting from the Acquisition, mainly U.S. federal and state tax loss carryforwards of approximately $50 million. The entire amount of the net operating loss carryforwards are subject to limitations under Section 382 of the Internal Revenue Code. Section 382 limits the amount of carryforwards available per year for use against future taxable income. Based on the Company’s recent history of federal taxable income and projections of federal taxable income, the Company expects to utilize all of the federal net operating loss carryforwards. The Company also acquired approximately $21.6 million of foreign tax loss carryforwards $7.7 million of which has a full valuation allowance because the Company does not believe it is more likely than not that we will utilize these losses. The remaining $13.9 million relates to Austrian operations. Based on the Company’s recent history of Austrian taxable income and projections of Austrian taxable income, the Company expects to utilize all of the Austrian net operating loss carryforwards.

11.                               COMMITMENTS AND CONTINGENCIES

Litigation

In the ordinary course of business, the Company is involved in various legal proceedings and other matters that are complex in nature and have outcomes that are difficult to predict. The Company records accruals for such contingencies to the extent that the Company concludes that it is probable that a loss will be incurred and the amount of loss can be reasonably estimated. No estimate of the reasonably possible loss or range of loss in excess of amounts accrued, if any, can be made at this time regarding the matters specifically described below because the inherently unpredictable nature of legal proceedings may be affected by various factors, including: (i) the damages sought in the proceedings are unsubstantiated or indeterminate; (ii) discovery or other material legal proceedings are incomplete; (iii) the proceeding is in its early stages and there is insufficient information available to assess the viability of the stated grounds; (iv) the matters present legal uncertainties; (v) there are significant facts in dispute; or (vi) the trier of fact is granted latitude by applicable law to apply judgment. Our assessment of each matter may change based on future unexpected events. An unexpected adverse judgment in any pending litigation could cause a material impact on our business operations, gaming licenses, intellectual property, results of operations or financial position. Unless otherwise expressly stated, the Company believes costs associated with litigation will not have a material impact on its financial position or liquidity, but may be material to the results of operations in any given period. The Company assumes no obligation to update the status of pending litigation after the date of this Quarterly Report on Form 10-Q, except as may be required by applicable law, statute or regulation.

Macau SHFL FUSION Hybrid Table Games Patent Issue. In June 2009, customs officials from Macau SAR seized a SHFL FUSION Hybrid Table Game unit displayed by SHFL entertainment (Asia) Limited (“SHFL Asia”) at the G2E Asia Gaming Show. This seizure related to a claim by Jay Chun (“Chun”) of alleged patent infringement. In October 2009, the Office of the Public Prosecutor dismissed the investigation after a series of appeals and procedural developments. Chun appealed to the Investigation Judge, which proceedings were dismissed. From this decision, Chun appealed to the Macau Second Instance Court, which remanded the matter to the Investigation Court “Tribunal de Instrução Criminal” for further proceedings. A Trial Hearing of this matter concluded in July 2013, with the acquittal of SHFL Asia and a finding of no patent infringement. On July 29, 2013, Chun appealed the acquittal to the Macau Second Instance Court. The Company believes that it has meritorious defenses and intends to continue to vigorously defend this matter.

In May 2012, Chun along with Natural Noble Limited (“Natural Noble”), a company controlled by Paradise Entertainment and ultimately controlled by Chun (collectively, the “Natural Noble Plaintiffs”), obtained an ex parte decision from a Macau court allegedly enjoining one of our subsidiaries. The injunction was requested and ordered against an alleged Australian entity named Shuffle Master Asia Limited, which entity does not exist. The injunction sought to prevent SHFL Asia from displaying any products that infringe the Natural Noble Plaintiffs’ patents during the 2012 G2E Asia Gaming Show, even though the decision did not specify which of SHFL Asia’s products displayed at the G2E Asia Gaming Show would allegedly infringe such patents. After initially agreeing with Macau customs officials’ request to cover the SHFL FUSION Hybrid Table Game unit, SHFL Asia received court approval to post a bond of approximately $0.1 million to enable SHFL Asia to display the SHFL FUSION Hybrid Table Game unit at the G2E Asia Gaming Show. In February 2013, SHFL Asia submitted arguments of appeal contesting the decision to grant the injunction to the Macau Second Instance Court. The Court dismissed the appeal on July 18, 2013 based on the fact that SHFL Asia is not the entity against which the injunction was granted, but rather the injunction was granted against the non-existent Australian entity. Therefore, the Court found that SHFL Asia did not have procedural standing to appeal the decision. Several appeals have been heard since. The Company believes that it has meritorious claims and intends to continue to vigorously pursue the matter.

In June 2012, the Natural Noble Plaintiffs and LT Game Limited, a company controlled by Paradise Entertainment (collectively, the “LT Game Plaintiffs”), filed a writ of summons with a Macau court seeking monetary damages and other civil relief as a result of the alleged infringement of the Natural Noble Plaintiffs’ patents by SHFL Asia and SHFL at the 2012 G2E Asia Gaming Show. A trial date has not yet been set for this matter. The Company believes that it has meritorious defenses, has submitted its defenses and counterclaims in this matter and intends to continue to vigorously defend this matter.

In October 2012, SHFL Asia filed a lawsuit with a Macau court against the LT Game Plaintiffs and Paradise Entertainment, Inc. (collectively “Paradise Defendants”), a company that the Company believes is the ultimate parent company of LT Game Limited and Natural Noble. This lawsuit seeks an injunction against the Paradise Defendants’ assertions of monopolistic rights. The lawsuit alleges, in part, that the Paradise Defendants cannot restrict SHFL Asia from selling or using multi-game terminal betting products in Macau. A Trial Hearing began in June, 2013 and concluded in November, 2013. The injunction request was denied. In November, 2013, an appeal of this interim injunction decision was filed by SHFL Asia to the Court of Second Instance. The Company believes that it has a meritorious case and intends to continue to vigorously pursue this claim.

In November, 2013, SHFL Asia displayed a SHFL FUSION Hybrid Table Game unit at the Macau Gaming Show. The LT Game Plaintiffs obtained an ex-parte interim injunction prohibiting SHFL Asia from taking any actions that would allegedly infringe a patent owned by Natural Noble during the Macau Gaming Show. As a result of this injunction, during the Macau Gaming Show, Macau customs officials covered the SHFL FUSION Hybrid Table Game unit for a period of time. In December, 2013, an appeal of this interim injunction was filed by SHFL Asia to the Court of Second Instance. The Company believes that it has meritorious defenses and intends to vigorously pursue this matter.

Acquisition Litigation. Prior to the consummation of the Acquisition, a number of putative class actions and shareholder derivative actions challenging the Acquisition were filed against the Company, Manhattan Merger Corp., SHFL, and SHFL’s then current directors in various jurisdictions that generally alleged breach of fiduciary duties and that the entity defendants aided and abetted those alleged breaches, and sought, among other relief, declaratory judgment and an injunction against the transaction. The Company believes that the claims asserted against it in the lawsuits are without merit and is defending against them vigorously.

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

12.                               SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates in one industry segment: the design, manufacture, operation and distribution of advanced technology-based gaming solutions. The Chief Executive Officer is the Chief Operating Decision Maker. Management reviews financial information presented on a consolidated basis, accompanied by disaggregated information it receives from its internal management system about revenues: (a) EGMs, which include the sale of gaming devices and related equipment, parts and conversion kits, (b) Gaming Operations, which include the operation of wide-area progressives, video lottery and centrally determined systems and the rental of gaming devices and content, (c) casino-management systems, which include the sale and support of computerized monitoring systems and related recurring hardware and software maintenance revenue, and (d) table game products, which include monthly royalties from proprietary table games as well as sale and lease of table utility products, including automatic card shufflers, deck checkers and roulette chip sorters. As a result of the Acquisition, the Company is reassessing the format of the financial information that will be used to evaluate business performance and allocate resources. As of the date of the financial statements, the Company had not yet completed this assessment.

The following is a summary of revenues and gross margin:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
	(in 000s)
Revenues:
EGMs	$102,371	$85,776	$261,822	$251,056
Gaming Operations	101,399	102,045	300,554	302,201
Systems	90,517	71,326	252,095	179,380
Table Products	44,112	—	58,410	—
Total revenues	$338,399	$259,147	$872,881	$732,637

Gross Margin(1):
EGMs	$50,305	$43,468	$128,355	$126,599
Gaming Operations	66,191	72,053	205,284	211,881
Systems	63,924	52,215	182,112	134,859
Table Products	31,135	—	39,880	—
Total gross margin	$211,555	$167,736	$555,631	$473,339

(1)         Gross Margin excludes amortization related to intangible assets, which are included in depreciation and amortization.

EGMs and Systems revenues and costs are included in Gaming equipment and systems revenues. Gaming Operations revenues and costs are included in Product lease, operation and royalty revenues.

Table Products revenue includes $16.4 million and $27.7 million included in Gaming equipment and systems revenues and Product lease, operation and royalty revenues, respectively, for the three months ended March 31, 2014. Table products gross margin includes $8.8 million and $22.3 million included in Gaming equipment and systems revenues and Product lease, operation and royalty revenues, respectively, for the three months ended March 31, 2014.

Table Products revenue includes $20.2 million and $38.2 million included in Gaming equipment and systems revenues and Product lease, operation and royalty revenues, respectively, for the nine months ended March 31, 2014. Table products gross margin includes $9.9 million and $30.0 million included in Gaming equipment and systems revenues and Product lease, operation and royalty revenues, respectively, for the nine months ended March 31, 2014.

The Company has operations based primarily in the United States as well as significant sales and distribution offices based in Australia, Macau and Europe. The table below presents information as to the Company’s revenues by geographic region which is determined by country of destination:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
	(in 000s)
Revenues:
United States and Canada	$268,674	$212,699	$717,876	$621,583
International	69,725	46,448	155,005	111,054
Total revenues	$338,399	$259,147	$872,881	$732,637

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We begin this section with a summary of our operations as of March 31, 2014. The overview is followed by a detailed analysis of our results of operations and our financial condition and liquidity as of and for the three and nine months ended March 31, 2014 and 2013.

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

Although we believe the expectations reflected in any forward looking statements are reasonable, readers are cautioned that forward looking statements involve known and unknown risks and uncertainties, are not guarantees of future performance and that actual results, performance or achievements may differ materially from any future results, performance or achievements expressed or implied by such forward looking statements. These differences can arise as a result of the risks described in Item 1A, Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013 (the “2013 10-K”), as supplemented by the risks described in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2013, as well as other factors such as the impact of competition, the impact of any prolonged downturn in the economy or the financial markets, our ability to service debt, product development, foreign operations, dependence on key personnel, the ability to integrate acquisitions, including the Acquisition, regulation by gaming authorities, the outcome of pending litigation matters, gaming taxes, market risks and the potential adverse effects to our financial condition, results of operations or prospects.

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

Business Overview

We are a diversified global gaming supplier that designs, manufactures, operates and distributes EGMs, gaming operations, networked and casino-management systems, table game products and interactive applications that drive revenue and provide operating efficiencies for gaming operators. The Company supplies innovative hardware and games, including spinning-reel and video gaming devices, specialty gaming devices, table game products and wide-area progressive systems. The Company’s casino-management technology solutions allow its customers to more effectively manage their operations using our wide range of marketing, data management and analysis, accounting, player tracking, security and other software applications and tools. Under its business-to-business model, the Company supports customers that include traditional land-based, riverboat, and Native American casinos, interactive, video lottery and central determination markets.

Our EGMs, gaming operations, casino-management systems and table game product lines have increasingly converged with the proliferation of high-speed networks. Key innovation drivers in our industry are Ethernet-based gaming floors, downloadable and server-based games and applications, and open protocols and common industry standards in game and system development, such as GSA protocols. We are confident that players benefit from these advances by gaining more exciting experiences, better communication from casino owners, and superior customer service from gaming operators; our customers benefit through operational efficiencies that can increase their profits and streamline their operations as well as new ways to drive excitement and play on the casino floor through the ability to do system-based floor-wide promotions and slot tournaments.

We derive our revenue from the following:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2014	% Rev	2013	% Rev	2014(1)	% Rev	2013	% Rev
	(dollars in millions)
EGM	$102.4	30%	$85.8	33%	$261.8	30%	$251.1	34%
Gaming Operations	101.4	30%	102.0	39%	300.6	34%	302.2	41%
Systems	90.5	27%	71.3	28%	252.1	29%	179.3	25%
Table Products	44.1	13%	—	—%	58.4	7%	—	—%
	$338.4	100%	$259.1	100%	$872.9	100%	$732.6	100%

(1)           Results for the nine months ended March 31, 2014 include the Acquisition beginning on November 25, 2013.

•	EGM	—	Sale of gaming devices and related equipment, parts and conversion kits
•	Gaming Operations	—	Operation of linked progressive systems, video lottery and centrally determined systems, and the rental of gaming devices and content
•	Systems	—	Sale and support of specialized systems-based software, hardware and interactive products and related recurring maintenance revenue
•	Table Products	—	Monthly royalties from proprietary table games as well as sale and lease of table utility products, including automatic card shufflers, deck checkers and roulette chip sorters

On November 25, 2013, the Company completed the Acquisition for total purchase consideration of $1.38 billion (see Note 2 to the unaudited condensed consolidated financial statements, Business Combination). The Acquisition was funded primarily from proceeds of a new Term Loan B and borrowings from our existing Revolving Credit Facility (see Note 7 to the unaudited condensed consolidated financial statements, Long-Term Debt). Revenue from SHFL was approximately $103.2 million from the date of the Acquisition through March 31, 2014.

We review certain financial measures in assessing our financial condition and operating performance not only in connection with creating our internal forecasts and in making comparisons to financial results from prior periods, but also in making comparisons to our competitors’ financial results. We focus on fluctuations in revenue, cost and gross margin and also pay close attention to changes in our consolidated operating income, net income, diluted earnings per share, adjusted EBITDA (adjusted to remove the effect of asset charges and loss contingencies, acquisition-related costs, and share-based compensation), cash flows from operations and free cash flow (cash flows from operating activities less capital expenditures) as they are key indicators of our success. We also measure changes in selling, general and administrative (“SG&A”) expenses as a percent of revenue, which indicate management’s ability to control costs, as well as changes in research and development (“R&D”) costs as a percent of revenue, which demonstrate investment in technology and product development. The measures listed above are not a comprehensive list of all factors considered by us in assessing our financial condition and operating performance, and we may consider other individual measures as required by trends and discrete events arising in a specific period.

The gaming sector was negatively impacted by a prolonged reduction in consumer spending and limited resources available to fund capital projects. While consumer spending on gaming activities has increased, as a result of this prolonged economic environment we provided select customers more favorable payment terms for periods up to one year, and in some cases for periods up to three years. We expect to continue to extend credit to certain customers for these longer periods for the foreseeable future.

There are several new and potential gaming market developments that we believe will benefit us in the long term. In our domestic market, we are focused on approved new jurisdictional opportunities and expansions in Illinois, Ohio, Maryland, Louisiana, Mississippi, Massachusetts, New York and California, and the potential for new market opportunities in New Hampshire, Kentucky and Texas. The breadth and timing of such opportunities remain uncertain due to the legislative process in these jurisdictions, as well as the difficult credit environment facing certain of our customers and the risk of the gaming industry impact of renewed economic uncertainty. We are also engaged in expanding our position in South Africa, Australia, Macau, New Zealand, the Philippines and Mexico, and into potential new markets in Eastern Europe, Greece, Taiwan, South Korea, Japan and Brazil.

EGM

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
	(dollars in millions, except ASP)
Revenues	$102.4	$85.8	$261.8	$251.1

New EGM units sold (1)	5,278	4,923	14,425	14,096
Average Selling Price (“ASP”)	$17,203	$16,051	$16,502	$16,476

(1)         Includes 211 and 301 ETS seats sold during the three and nine months ended March 31, 2014, respectively.

Revenues increased in the three months ended March 31, 2014 due primarily to higher North America replacement sales and the sale of 930 Equinox™ units and 211 ETS seats. In addition, there was a 7% increase in ASP to $17,203 in the three months ended March 31, 2014, when compared to $16,051 in the same period last year, due primarily to sale of the new Pro Wave premium cabinet. The increases in revenues were partially offset by the absence of 788 Canadian Video Lottery Terminal (“VLT”) units sold in the prior period. EGM sales attributable to the Acquisition were approximately $24.9 million during the three months ended March 31, 2014.

Revenue increased in the nine months ended March 31, 2014 due primarily to the shipment of 2,220 units into the Illinois VGT market, 1,517 Equinox units and 301 ETS seats, partially offset by the absence of 2,026 Canadian VLT units sold in the prior year period. In addition, there was a slight increase in ASP to $16,502, when compared to $16,476 in the same period last year, due primarily to geographic mix and sales of the new Pro Wave premium cabinet. EGM sales attributable to the Acquisition were approximately $38.4 million during the nine months ended March 31, 2014.

EGM gross margins were consistent at 49% in both the three and nine months ended March 31, 2014, respectively, when compared to 51% and 50% in the three and nine months ended March 31, 2013, respectively. The decline in gross margins in the current fiscal year was due primarily to inventory-related charges from the Acquisition of approximately $1.0 million and $4.0 million in the three and nine months ended March 31, 2014, respectively.

We expect increases in ASP in the remainder of fiscal year 2014, as compared to the first nine months of fiscal year 2014, due to the release of our new Pro Wave premium cabinet during the third quarter. In addition, we believe the SHFL content, which provides us with an additional style of game, will further strengthen our content portfolio in the U.S. and Canada markets in both EGM and Gaming Operations.

Gaming Operations

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
	(dollars in millions)
Revenues	$101.4	$102.0	$300.6	$302.2

End of period installed base:
Linked progressive systems			2,478	2,365
Rental and daily-fee games			16,048	14,953
Lottery systems(1)			12,629	12,059
Centrally determined systems			30,649	37,201

(1)         Excludes 693 and 636 third-party ETS seats operating as of March 31, 2014 and 2013, respectively.

Revenues decreased during the three and nine months ended March 31, 2014 as compared to prior year periods due primarily to lower yields on certain variable fee games which were partially offset by an increase in wide-area progressive (“WAP”) revenue and the inclusion of 2,198 leased ETS seats. Gaming operation revenues attributable to the Acquisition were approximately $4.8 million and $6.4 million during the three and nine months ended March 31, 2014, respectively. Gross margin decreased in both the three and nine months ended March 31, 2014 as compared to prior year periods due primarily to higher jackpot expense, and the inclusion of lower margin leased ETS units.

We have recently released or expect to release in the fourth quarter of fiscal year 2014 new WAP titles including James Cameron’s Titanic, The Magic of David Copperfield, Grease Pink Ladies, and other premium games. In addition, the Duo Fu Duo Cai link has recently rolled-out in the U.S. on a fixed daily fee in most markets. The Duo Fu Duo Cai link has been one of the top performers in Asia.

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

Systems

	Three Months Ended March 31,				Nine Months Ended March 31,
	2014		2013		2014		2013
	(dollars in millions)
Hardware	$39.7	44%	$25.6	36%	$95.7	38%	$54.0	30%
Software and services	26.3	29%	22.8	32%	82.2	33%	58.6	33%
Maintenance	24.5	27%	22.9	32%	74.2	29%	66.7	37%
	$90.5	100%	$71.3	100%	$252.1	100%	$179.3	100%

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

Revenues increased during the three and nine months ended March 31, 2014 as compared to the prior year periods due primarily to large system installations during the respective periods coupled with the continued growth of our recurring customer base. Gross margins declined as compared to the prior year periods due primarily to the higher mix of hardware revenues generated during the periods.

Elite Bonusing Suite installations and recently developed software modules like the Bally Enterprise Progressive System (“BEPS”) continue to gain traction with new installations completed in multiple casinos. R&D investments in Systems have improved revenues in the past few years. Efforts in our R&D labs are currently under way to mobile-enable our various Systems products, enable better integration of all aspects of gaming across the entire gaming floor and beyond, and to create increasingly more sophisticated marketing tools.

Table Products

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014(1)	2013
	(dollars in millions, except ASP)
Revenues	$44.1	$—	$58.4	$—

Utility	788	—	926	—
ASP	$16,088	$—	$16,218	$—

Proprietary Table Games (“PTGs”)	2	—	2	—
ASP	$34,125	$—	$34,125	$—

End of period installed base:
Utility			8,905	—
PTGs			3,016	—
Table game progressive units, table side bets and add-ons			5,434	—

(1)         Results for the nine months ended March 31, 2014 include the Acquisition beginning on November 25, 2013.

Revenues increased during the three and nine months ended March 31, 2014 as compared to the prior year periods due entirely to the Acquisition and the revenues from proprietary table games and utility products, including automatic card shufflers, deck checkers and roulette chip sorters during the period.

Operating Expenses

	Three Months Ended March 31,				Nine Months Ended March 31,
	2014	% of Revenue	2013	% of Revenue	2014	% of Revenue	2013	% of Revenue
	(dollars in millions)
Selling, general and administrative (“SG&A”)	$88.2	26%	$72.2	28%	$251.6	29%	$204.6	28%

Research and development costs (“R&D”)	$36.7	11%	$29.1	11%	$98.9	11%	$80.8	11%

The increase in SG&A expenses as compared to the prior year periods was due primarily to costs related to the Acquisition. During the three and nine months ended March 31, 2014, we incurred Acquisition-related costs of $6.2 million and $33.1 million, respectively. Acquisition costs primarily included advisory, legal, debt, accounting and valuation fees.

The increase in R&D costs was attributable to the Acquisition and our continued focus on our technology assets, the expansion of technical resources, and the competitive landscape that requires continuous development of future generations of gaming products and systems. During the nine months ended March 31, 2014, R&D expense increased $18.1 million, when compared to the same period last year, and was consistent at 11% of total revenues in both periods.

Liquidity

Total cash and cash equivalents increased $27.3 million in the nine months ended March 31, 2014, when compared to an increase of $16.6 million in the same period last year. Net cash provided by operating activities was $149.5 million and $139.5 million for the nine months ended March 31, 2014 and 2013, respectively. Cash provided by operating activities in the current period was positively impacted by improvements in changes in inventories.

During the nine months ended March 31, 2014, we completed the Acquisition for total purchase consideration of $1.38 billion (see Note 2 to the unaudited condensed consolidated financial statements, Business Combination). The Acquisition was funded primarily from proceeds of a new Term Loan B of $1.1 billion and borrowings from our existing Revolving Credit Facility of $330 million (see Note 7 to the unaudited condensed consolidated financial statements, Long-Term Debt). In addition, during the nine months ended March 31, 2014, we made payments on our Secured Credit Facility of $152.4 million, purchased treasury stock of $14.9 million, and paid debt issue costs of $33.0 million.

Results of Operations

The summary financial results and operating statistics are as follows:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2014	%	2013	%	2014(2)%		2013	%
	(dollars in millions)
Revenues:
EGM	$102.4	30%	$85.8	33%	$261.8	30%	$251.1	34%
Gaming Operations	101.4	30%	102.0	39%	300.6	34%	302.2	41%
Systems	90.5	27%	71.3	28%	252.1	29%	179.3	25%
Table Products	44.1	13%	—	—%	58.4	7%	—	—%
Total revenues	$338.4	100%	$259.1	100%	$872.9	100%	$732.6	100%

Gross Margin(1):
EGM	$50.2	49%	$43.5	51%	$128.3	49%	$126.6	50%
Gaming Operations	66.2	65%	72.0	71%	205.3	68%	211.8	70%
Systems	63.9	71%	52.2	73%	182.1	72%	134.9	75%
Table Products	31.2	71%	—	—%	39.9	68%	—	—%
Total gross margin	$211.5	63%	$167.7	65%	$555.6	64%	$473.3	65%

Selling, general and administrative	$88.2	26%	$72.2	28%	$251.6	29%	$204.6	28%
Research and development costs	36.7	11%	29.1	11%	98.9	11%	80.8	11%
Depreciation and amortization	20.5	6%	5.7	3%	37.5	4%	17.0	3%
Operating income	$66.1	20%	$60.7	23%	$167.6	19%	$170.9	23%

(1)         Gross Margin excludes amortization related to intangible assets which are included in depreciation and amortization.

(2)         Results for the nine months ended March 31, 2014 included the Acquisition beginning on November 25, 2013.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Total revenues increased $79.3 million to $338.4 million, or 31%, in the three months ended March 31, 2014, when compared to the same period last year, as a result of the following:

EGM Revenue. Revenue increased by $16.6 million, or 19%, to approximately $102.4 million primarily as a result of:

•                  higher North America replacement sales and the sale of 930 Equinox units and 211 ETS seats, partially offset by the absence of 788 Canadian VLT units sold in the prior year period; and

•                  a 7% increase in ASP to $17,203 in the three months ended March 31, 2014, when compared to $16,051 in the same period last year, due primarily to sale of the new Pro Wave premium cabinet and higher ASPs in certain international jurisdictions.

EGM sales attributable to the Acquisition were approximately $24.9 million during the three months ended March 31, 2014.

EGM Gross Margin. Gross margin decreased to 49% in the three months ended March 31, 2014 from 51%, in the same period last year, due primarily to inventory-related charges related to the Acquisition of approximately $1.0 million.

Gaming Operations Revenue. Revenue decreased $0.6 million, or 1%, to approximately $101.4 million in the three months ended March 31, 2014, when compared to the same period last year, primarily as a result of:

•                  lower yields on certain variable fee games; partially offset by

•                  an increase in WAP revenue and the inclusion of 2,198 leased ETS seats.

Gaming Operation revenues attributable to the Acquisition were approximately $4.8 million during the three months ended March 31, 2014.

Gaming Operations Gross Margin. Gross margin decreased to 65% from 71% in the three months ended March 31, 2014, when compared to the same period last year, due primarily to higher jackpot expenses, the inclusion of lower margin leased ETS seats, and approximately $1.0 million of asset charges related to the Acquisition.

Systems Revenue. Revenue increased $19.2 million, or 27%, to approximately $90.5 million in the three months ended March 31, 2014, when compared to the same period last year, due to several system installations during the quarter which increased hardware revenue by $14.1 million and software and services revenue by $3.5 million. Maintenance revenue increased $1.6 million, or 7%, during the same period due to the increased installed base of customers on our systems.

Systems Gross Margin. Gross margin decreased to 71% in the three months ended March 31, 2014 from 73%, in the same period last year, primarily as a result of a change in the mix of products sold in the comparative periods including an increase in hardware revenue which have lower gross margin.

Table Products Revenue. Revenue increased $44.1 million in the three months ended March 31, 2014, when compared to the same period last year, due to the Acquisition and the sale and lease of PTGs and utility products, including automatic card shufflers, deck checkers and roulette chip sorters during the period.

Table Products Gross Margin. Gross margin was 71% in the three months ended March 31, 2014 and was impacted by approximately $2.0 million in inventory related charges related to the Acquisition.

Selling, General and Administrative Expenses. SG&A expenses increased $16.0 million, or 22%, in the three months ended March 31, 2014, when compared to the same period last year, due primarily to the ongoing variable and fixed costs related to the Acquisition. In addition, SG&A included one-time Acquisition-related costs of $6.2 million during the current period.

Research and Development Costs. R&D costs increased $7.6 million, or 26%, in the three months ended March 31, 2014, when compared to the same period last year, due primarily to the Acquisition and increased product development efforts requiring an increase in employees. R&D was constant at 11% of total revenues in both periods.

Depreciation and Amortization Expense. Depreciation and amortization expense increased by $14.8 million in the three months ended March 31, 2014, when compared to the same period last year, due primarily to the Acquisition and the recognition of amortization expense on acquired intangible assets of approximately $510.0 million.

Nine Months Ended March 31, 2014 Compared to Nine Months Ended March 31, 2013

Total revenues increased $140.3 million to $872.9 million, or 19%, in the nine months ended March 31, 2014, when compared to the same period last year, as a result of the following:

EGM Revenue. Revenue increased by $10.7 million, or 4%, to approximately $261.8 million primarily as a result of:

•                  the shipment of 2,220 units into the Illinois VGT market, the sale of 1,517 Equinox units and 301 ETS seats, partially offset by the absence of 2,026 Canadian VLT units sold in the prior year period; and

•                  a slight increase in ASP to $16,502 in the nine months ended March 31, 2014, when compared to $16,476 in the same period last year, due primarily to sale of the new Pro Wave premium cabinet and higher ASPs in certain international jurisdictions.

EGM sales attributable to the Acquisition were approximately $38.4 million during the nine months ended March 31, 2014.

EGM Gross Margin. Gross margin decreased to 49% in the nine months ended March 31, 2014 from 50%, in the same period last year, due primarily to inventory-related charges related to the Acquisition of approximately $4.0 million.

Gaming Operations Revenue. Revenue decreased slightly by $1.6 million to approximately $300.6 million in the nine months ended March 31, 2014, when compared to the same period last year, primarily as a result of:

•                  lower yields on certain variable fee games; partially offset by

•                  an increase in WAP revenue and the inclusion of 2,198 leased ETS seats.

Gaming Operation revenues attributable to the Acquisition were approximately $6.4 million during the nine months ended March 31, 2014.

Gaming Operations Gross Margin. Gross margin decreased to 68% in the nine months ended March 31, 2014, when compared to 70% in the same period last year, due primarily to higher jackpot expense, the inclusion of lower margin leased ETS seats, and approximately $1.0 million of asset charges related to the Acquisition.

Systems Revenue. Revenue increased $72.8 million, or 41%, to approximately $252.1 million in the nine months ended March 31, 2014, when compared to the same period last year, due to several large system installations during the period which increased hardware revenue by $41.7 million and software and services revenue by $23.6 million. Maintenance revenue increased $7.5 million, or 11%, during the same period due to the increased installed base of customers on our systems.

Systems Gross Margin. Gross margin decreased to 72% in the nine months ended March 31, 2014 from 75%, in the same period last year, primarily as a result of a change in the mix of products sold in the comparative periods including an increase in hardware revenue which have lower gross margin.

Table Products Revenue. Revenue increased $58.4 million in the nine months ended March 31, 2014, when compared to the same period last year, due to the Acquisition and the sale and lease of new products including PTGs and other table utility products, including automatic card shufflers, deck checkers and roulette chip sorters during the period.

Table Products Gross Margin. Gross margin was 68% in the nine months ended March 31, 2014 and was impacted by approximately $3.0 million in inventory related charges related to the Acquisition.

Selling, General and Administrative Expenses. SG&A expenses increased $47.0 million, or 23%, in the nine months ended March 31, 2014, when compared to the same period last year, due primarily to the ongoing variable and fixed costs related to the Acquisition. In addition, SG&A included one-time Acquisition-related costs of $33.1 million primarily related to advisory, legal, debt, accounting and valuation fees.

Research and Development Costs. R&D costs increased $18.1 million, or 22%, in the nine months ended March 31, 2014, when compared to the same period last year, due primarily to the Acquisition and increased product development efforts requiring an increase in employees. R&D was constant at 11% of total revenues in both periods.

Depreciation and Amortization Expense. Depreciation and amortization expense increased by $20.5 million in the nine months ended March 31, 2014, when compared to the same period last year, due primarily to the Acquisition and the recognition of amortization expense on acquired intangible assets of approximately $510.0 million.

Other Income (Expense), Income Tax Expense and Net Income (Loss) Attributable to Noncontrolling Interests

Other income (expense), income tax expense and net income (loss) attributable to noncontrolling interests was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
	(in millions)
Other income (expense):
Interest income	$1.9	$1.2	$6.9	$3.7
Interest expense	(20.9)	(4.4)	(37.1)	(13.5)
Other, net	(3.4)	(1.5)	(5.5)	(3.3)
Total other expense	$(22.4)	$(4.7)	$(35.7)	$(13.1)
Income tax expense	(16.2)	(17.5)	(44.5)	(55.3)
Net income (loss) attributable to noncontrolling interests	0.1	—	1.0	(1.7)

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Other Income (Expense). Other expense increased $17.8 million in the three months ended March 31, 2014, when compared to the same period last year, due primarily to increases in interest and other expense during the period. In the three months ended March 31, 2014, interest expense was $20.9 million, when compared to $4.4 million in the same period last year. Interest expense increased due to the increase in long-term debt during the period as we completed the Acquisition for $1.38 billion with proceeds from borrowings under the Term Loan B of $1.1 billion and $330 million under our Revolving Credit Facility. In the three months ended March 31, 2014, losses from foreign currency translation were $3.5 million, when compared to losses on foreign currency translations of $1.6 million in the same period last year.

Income Tax Expense. Income tax expense decreased $1.3 million during the three months ended March 31, 2014, when compared to the same period last year, due primarily to the decrease in income from operations before taxes. The effective income tax rate for the three months ended March 31, 2014 and 2013 was 37.0% and 31.3%, respectively.

Net income (loss) attributable to noncontrolling interests. Net income attributable to noncontrolling interests increased $0.1 million in the three months ended March 31, 2014, when compared to the same period last year.

Nine Months Ended March 31, 2014 Compared to Nine Months Ended March 31, 2013

Other Income (Expense). Other expense increased $22.7 million in the nine months ended March 31, 2014, when compared to the same period last year, due primarily to increases in interest and other expense during the period. In the nine months ended March 31, 2014, interest expense was $37.1 million, when compared to $13.5 million in the same period last year. Interest expense increased due to the increase in long-term debt during the period associated with the Acquisition. In the nine months ended March 31, 2014, losses from foreign currency translation were $5.7 million, when compared to losses on foreign currency translations of $3.5 million in the same period last year.

Income Tax Expense. Income tax expense decreased $10.8 million during the nine months ended March 31, 2014, when compared to the same period last year, due primarily to the decrease in income from operations before taxes and closure of the IRS examination of the U.S. federal income tax returns for fiscal years 2006 through 2009 during the period. The effective income tax rate for the nine months ended March 31, 2014 and 2013 was 33.7% and 35.1%, respectively.

Net income (loss) attributable to noncontrolling interests. Net income attributable to noncontrolling interests increased $2.7 million in the nine months ended March 31, 2014, when compared to the same period last year, due to decreases in jackpot expense.

Financial Condition and Liquidity

Working Capital

	March 31,	June 30,	Increase (decrease)
	2014	2013	Amount	%
	(in 000s)
Cash and cash equivalents	$90,484	$63,220	$27,264	43%

Total long-term debt, including current maturities	$1,872,243	$604,615	$1,267,628	210%

Total current assets	$625,825	$493,077	$132,748	27%
Total current liabilities	241,985	226,935	15,050	7%
Net working capital	$383,840	$266,142	$117,698	44%

Pursuant to various state gaming regulations, certain cash accounts are maintained to ensure availability of funds to pay WAP jackpot awards in installments rather than in one lump-sum. As of March 31, 2014 and June 30, 2013, these accounts had an aggregate value of approximately $13.8 million and $12.9 million, respectively, which are classified as restricted cash in our unaudited condensed consolidated balance sheets. In addition, we purchase U.S. Treasury Strip Securities for the benefit of jackpot winners who elect to receive winnings in annual or weekly installment payments. These securities are included in restricted long-term investments in the accompanying unaudited condensed consolidated balance sheets, and totaled $16.7 million and $14.8 million as of March 31, 2014 and June 30, 2013, respectively.

On March 31, 2014 and June 30, 2013, the amount of cash and investments held by foreign subsidiaries was $62.8 million and $38.1 million, respectively.

As a result of the Acquisition and increased debt service requirements resulting from the additional debt incurred by the Company in connection therewith, we asserted under ASC 740-30 that all unremitted foreign earnings of SHFL Austria, Australia and Macau accumulated as of the Acquisition date were not indefinitely reinvested outside of the U.S. Accordingly, we recorded a deferred tax liability of approximately $10.6 million for the full estimated U.S. tax cost, net of related foreign tax credits, associated with remitting these earnings back to the U.S.

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

Total current and long-term accounts and notes receivable increased $56.4 million during the nine months ended March 31, 2014, when compared to June 30, 2013, which included $66.7 million of current and long-term accounts receivable related to SHFL (see Note 2 to the unaudited condensed consolidated financial statements, Business Combination). As of March 31, 2014 and June 30, 2013, our days sales outstanding were 94 days and 106 days, respectively.

As of March 31, 2014 and June 30, 2013, there was approximately $260.0 million and $460.0 million, respectively, of undrawn availability under the Revolving Credit Facility. Availability under the Revolving Credit Facility is reduced to the extent of outstanding letters of credit.

On April 19, 2013, we amended and restated our existing credit agreement (the “Amended and Restated Credit Agreement”) that provides for a five-year $1.07 billion senior secured credit facility comprised of a $370 million Term Loan A and a $700 million Revolving Credit Facility, including a $50 million sublimit for the issuance of standby letters of credit, a $10 million sublimit for swingline loans and a $150 million sublimit for multicurrency borrowings approved under the Secured Credit Facility.

Term Loan A requires quarterly principal payments of $5,625,000 through March 2014; $7,500,000 from June 2014 through March 2016; and $5,000,000 from June 2016 until the Term Loan A’s maturity in April 2018, when the remaining outstanding principal balance of $247.5 million is due.

On November 25, 2013, we completed the Acquisition and entered into Term Loan B in which our lenders provided an aggregate principal amount of $1.1 billion. Beginning on December 31, 2013, the Term Loan B requires quarterly principal payments equal to $2,750,000 until its maturity in November 2020, when the remaining outstanding principal balance of $1.023 billion is due. We capitalized debt issuance costs of $22.5 million associated with the Term Loan B, of which $10.5 million were recorded as a discount to long-term debt.

As of March 31, 2014 and June 30, 2013, the interest rate on the Revolving Credit Facility was 2.65% and 1.45%, respectively, and the interest rate on the Term Loan A was 4.03% and 3.59%, respectively, after giving effect to the floating-to-fixed interest rate swap. As of March 31, 2014, the interest rate on the Term Loan B was 4.25% (see Note 7 to the unaudited condensed consolidated financial statements, Long-Term Debt).

The Amended and Restated Credit Agreement is collateralized by substantially all of our domestic assets and is guaranteed by each of our domestic subsidiaries, excluding any noncontrolling interests, and is secured by a pledge agreement (see Note 7 to the unaudited condensed consolidated financial statements, Long-Term Debt).

Management believes that cash flows from current operating activities will provide us with sufficient capital resources and liquidity to operate our business for at least the next 12 months.

At March 31, 2014, we had no material commitments for capital expenditures.

Cash Flow Summary

Our primary sources of liquidity include existing cash and cash equivalents, cash flows from all operating activities and the availability of funds under our Revolving Credit Facility.

We utilize our cash to acquire materials for the manufacture of goods for resale, to pay payroll, interest, taxes and SG&A expenses and to fund R&D activities.

Cash flows provided by operating activities were $149.5 million in the nine months ended March 31, 2014 as compared to $139.5 million in the same period last year, a $10.0 million increase. In the comparable periods, cash flows from operating activities for the nine months ended March 31, 2014 were positively affected by improvements in changes in inventories.

Cash utilized for investing activities is primarily for business acquisitions, capital expenditures related to office and gaming equipment and improvements in leaseholds, financing arrangements with customers, acquisitions, and investments in technology and other long-term assets. During the nine months ended March 31, 2014, we completed the Acquisition for total consideration of $1.38 billion (see Note 2 to the unaudited condensed consolidated financial statements, Business Combination), net of cash acquired of $38.3 million. In addition, during the nine months ended March 31, 2014 and 2013, we made capital expenditures of $15.5 million and $11.0 million, respectively, and made payments for additions to other long-term assets of $8.2 million and $0.9 million, respectively.

Cash provided by financing activities is primarily from proceeds from the exercise of stock options and purchases of stock under our 2008 Employee Stock Purchase Plan (the “2008 ESPP”), borrowings under our Revolving Credit Facility or long-term debt, and excess tax benefits of stock option exercises. During the nine months ended March 31, 2014, the Acquisition was funded from proceeds of the Term Loan B of $1.1 billion and borrowings under our existing Revolving Credit Facility of $330 million (see Note 7 to the unaudited condensed consolidated financial statements, Long-Term Debt). In addition, employees purchased common stock through the exercise of stock options or the participation in the 2008 ESPP for $13.6 million during the same period. During the nine months ended March 31, 2013, we borrowed $55.0 million under our Revolving Credit Facility and employees purchased common stock through the exercise of stock options or the participation in the 2008 ESPP for $26.5 million.

Cash utilized for financing activities is primarily for the payment of principal on our debt, the payment of debt issuance costs, and the repurchase of shares of our common stock. During the nine months ended March 31, 2014, we made payments on our Secured Credit Facility of $152.4 million, paid debt issue costs of $33.0 million, and repurchased $14.9 million of our common stock. During the nine months ended March 31, 2013, we made payments of $76.3 million on our Secured Credit Facility and repurchased $131.7 million of our common stock.

Critical Accounting Policies

A description of our critical accounting policies can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2013 Form 10-K. There were no material changes to those policies during the nine months ended March 31, 2014.

Other Recently Issued Accounting Pronouncements

For a description of other recently issued accounting pronouncements, see Note 1 to the unaudited condensed consolidated financial statements, Description of Business and Summary of Significant Accounting Policies.

ITEM 3.                                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of March 31, 2014, we had total debt outstanding of approximately $1.87 billion which consisted primarily of $1.43 billion in term loans and $440 million outstanding under our Revolving Credit Facility.

We have reduced our exposure to market interest rate risk because the variable interest rate on the majority of Term Loan A was effectively converted to a fixed rate as a result of the floating-to-fixed interest rate swaps entered into in June 2011, and discussed in Note 7 to the unaudited condensed consolidated financial statements, Long-Term Debt. As of March 31, 2014, the interest rate on the Revolving Credit Facility was 2.65% and the interest rate on our Term Loan A was 4.03%, after giving effect to our interest rate swap, and the interest rate on our Term Loan B was 4.25%. We estimate a hypothetical decline of 100 bps in applicable interest rates would have an immaterial impact on our business because we continue to manage this exposure with derivative financial instruments.

Foreign Currency Exchange Rate Risk

Certain of our foreign subsidiaries use their local currency as their functional currency and are exposed to risks resulting from fluctuations in foreign currency exchange rates. During the three months ended March 31, 2014 and 2013, we recognized foreign currency exchange rate losses of approximately $3.5 million and $1.6 million, respectively. During the nine months ended March 31, 2014 and 2013, we recognized foreign currency exchange rate losses of approximately $5.7 million and $3.5 million, respectively. We estimate a hypothetical decline of 100 bps in applicable interest rates would have an immaterial impact on our business because we manage this exposure with derivative financial instruments.

In addition, the net assets of these subsidiaries are exposed to foreign currency translation gains and losses which are included as a component of accumulated other comprehensive income in stockholders’ equity in our unaudited condensed consolidated balance sheets. Such translation resulted in unrealized gains of $4.9 million as of March 31, 2014.

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

Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014.

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

Changes in Internal Control Over Financial Reporting during the Quarter Ended March 31, 2014

We update our internal controls as necessary to accommodate any modifications to our business processes and accounting procedures as part of our normal operations. During the second quarter of fiscal year 2014, we completed the Acquisition (see Note 2 to the unaudited condensed consolidated financial statements, Business Combination). We are currently in the process of integrating the SHFL operations, including internal controls and procedures. We will continue to evaluate our internal control over financial reporting as we execute integration activities. With the exception of the ongoing integration activities for the Acquisition, there were no changes in our internal control over financial reporting that occurred in the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.                                     LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 11 to the unaudited condensed consolidated financial statements, Commitments and Contingencies, which is incorporated by reference in response to this item.

ITEM 1A.                            RISK FACTORS

The Company is subject to risks and uncertainties that could cause our actual results to differ materially from the expectations expressed in the forward looking statements. Factors that could cause our actual results to differ from expectations are described under “Item 1A. Risk Factors” in the 2013 10-K, as supplemented by the additional risk factor set forth in Part II, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2013, to which there were no material changes during the period covered by this Quarterly Report on Form 10-Q.

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

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
				$149,779,699
January 1 — January 31, 2014	—	$—	—	$149,779,699
February 1 — February 28, 2014	104,435	$67.52	104,435	$142,728,406
March 1 — March 31, 2014	43,482	$67.81	43,482	$139,779,715
Total	147,917	$67.61	147,917

ITEM 6.                                          EXHIBITS

Exhibits	Description

31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BALLY TECHNOLOGIES, INC.		Date: May 8, 2014

By	/s/Ramesh Srinivasan
Ramesh Srinivasan
Chief Executive Officer
(Principal Executive Officer)

By	/s/Neil P. Davidson
Neil P. Davidson
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)