Form 10-K
period 2014-06-30
BALLY TECHNOLOGIES, INC.
filed 2014-08-29
CIK 2491

Use these links to rapidly review the document

BALLY TECHNOLOGIES, INC. INDEX TO FINANCIAL INFORMATION

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

The aggregate market value of the common stock, $0.10 par value, held by non-affiliates of the registrant, computed based on the closing sale price as of December 31, 2013 of $78.45 per share as reported by the New York Stock Exchange, was approximately $3,004,000,000.

According to the records of the registrant's registrar and transfer agent, the number of shares of the registrant's common stock outstanding as of August 25, 2014 was 38,319,000, which does not include 27,800,000 shares held in treasury.

Documents Incorporated by Reference:    Portions of the registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant's fiscal year ended June 30, 2014, are incorporated by reference in Part III of this Annual Report on Form 10-K.

BALLY TECHNOLOGIES, INC.
FORM 10-K
Year Ended June 30, 2014

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

PART I

ITEM 1.    BUSINESS

General

Bally Technologies, Inc. is a diversified global gaming company that designs, manufactures, operates, and distributes electronic gaming machines ("EGMs"), networked and casino-management systems, table game products, and interactive applications that drive revenue and provide operating efficiencies for gaming operators. We supply innovative hardware and games, including spinning-reel and video gaming devices, specialty gaming devices, automatic card shufflers, proprietary table game content and wide-area progressive systems. Our casino-management technology solutions allow our customers to more effectively manage their operations using our wide range of marketing, data management and analysis, accounting, player tracking, security and other software applications and tools. Under our business-to-business model, we support customers that include traditional land-based, riverboat, and Native American casinos, interactive, video lottery, and central determination markets.

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

On November 25, 2013, the Company completed the acquisition of SHFL entertainment, Inc. (the "Acquisition") for total purchase consideration of $1.38 billion (see Note 2 to the consolidated financial statements, Business Combination). The Acquisition was funded primarily from proceeds of a new Term Loan B and borrowings from our existing Revolving Credit Facility (see Note 8 to the consolidated financial statements, Long-Term Debt).

On August 1, 2014, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among Scientific Games Corporation ("Scientific Games"), Scientific Games Nevada, Inc., a wholly owned subsidiary of Scientific Games ("Merger Sub"), and Scientific Games International, Inc., providing for the merger of Merger Sub with and into the Company (the "Merger"), with the Company surviving the Merger as a wholly owned subsidiary of Scientific Games. Upon consummation of the Merger, on the terms and subject to the conditions set forth in the Merger Agreement, each issued and outstanding share of Bally common stock will be automatically cancelled and converted into the right to receive $83.30 in cash, without interest. Consummation of the Merger is subject to customary conditions, including without limitation (i) the required approval of the Merger Agreement by the Company's stockholders, (ii) the expiration or early termination of the waiting period applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act") and (iii) the receipt of specified licenses, permits, and other approvals relating to Bally's gaming operations. On August 20, 2014, the Company received notice of early termination of the waiting period under the HSR Act. The Merger will be financed with debt and cash on hand and Scientific Games has obtained committed debt financing for the transaction, which is not subject to a financing contingency. The Merger is currently expected to be completed in early 2015. See Item 1A Risk Factors.

BUSINESS SEGMENTS

We derive our revenue from the operation and distribution of EGMs, casino-management systems and interactive applications, and table game products. The table below presents our business segments and the percentage of total revenue contributed by each segment in the fiscal years ended June 30:

	2014		2013		2012
	(dollars in millions)
EGM	$381.7	32%	$339.8	34%	$310.7	35%
Gaming Operations	405.4	33%	405.0	41%	357.4	41%
Systems	327.8	27%	252.2	25%	211.7	24%
Table Products	100.2	8%	—	—%	—	—%

	$1,215.1	100%	$997.0	100%	$879.8	100%

We operate in legalized casino gaming markets across the globe and provide state-of-the-art, value-add products in four distinct segments:

  •
  EGM—Sale of gaming devices and related equipment, parts, and conversion kits.

  •
  Gaming Operations—Operation of linked progressive systems, video lottery and centrally determined systems, and the rental of gaming devices and content.

  •
  Systems—Sale and support of specialized casino-management systems-based software, hardware, and interactive products and related recurring maintenance revenue.

  •
  Table Products—Monthly royalties from proprietary table game content as well as sale and lease of table utility products, including automatic card shufflers, deck checkers, and roulette chip sorters due entirely to the Acquisition.

PRODUCTS

Many of the technology solutions we offer have become more available and even more attractive to casino operators due to the proliferation of high-speed networks that enable casinos to implement more sophisticated technology. Key innovation drivers in our industry are player user interface technology, downloadable and server-based games and applications, open protocols, and common industry standards in game and system development, such as Gaming Standards Association (GSA) protocols. We are confident that casino players benefit from these advances by gaining more exciting experiences, better communication and improved customer service from gaming operators; our customers benefit through operational efficiencies that can increase their profits and streamline their operations as well as new ways to drive excitement and play on the casino floor through the ability to do system-based floor-wide promotions and slot tournaments.

The Bally Innovation Lab leads initiatives for new and emerging technologies. This research and development ("R&D") lab focuses on emerging technologies to create our new products and enhanced features. Its mission is to accelerate the commercial deployment of the most cutting-edge, technology-based gaming devices, content, and systems on the market.

We focus on the convergence of gaming content and systems in five key ways:

  •
  Backward compatibility.  The majority of our latest systems, as well as network- and server-based solutions, are designed to work on most existing gaming devices.

  •
  Pro Series cabinets with ALPHA 2 technology.  Our newest cabinets feature a library of game content, a support network, and server-based applications.

  •
  iVIEW and iVIEW Display Manager ("DM").  In-game picture-in-picture-style technology supports an array of network and server-based applications designed to add excitement and interactivity on the gaming floor.

  •
  Elite Bonusing Suite.  A growing library of systems-based bonusing applications for use on the iVIEW and iVIEW DM in-game player-user-interface offers similar game content and some of the same play mechanics utilized by our gaming-device content but for floor-wide, secondary bonusing events.

  •
  Bally Command Center.  This powerful, server-based solution lets users download game content, iVIEW DM content and events, and peripheral updates at the touch of a button, dramatically increasing operating efficiency and enabling gaming operators to respond rapidly to the current business environment.

A gaming device consists of three elements:

  •
  Cabinet hardware—the outside presentation cabinetry that houses the operating system and content software. This is how players interact with games.

  •
  Operating system or platform—a set of software programs inside the gaming cabinet hardware that regulates how the game application software programs utilize the hardware. It acts as an intermediary between application programs, the content, and the hardware.

  •
  Content—individual game titles and features. Content drives the gaming experience for players.

Gaming devices are differentiated by a number of factors, such as game theme and layout, play mechanics, cabinet style, pay table, betting denomination, and minimum/maximum betting amount. We believe that the key to gaining market share is coupling superior customer service with leading-edge gaming cabinet hardware, content, compelling game mathematics, and networks that offer high entertainment value for players and key operational advantages for gaming operators.

Game Cabinet Hardware

Our commitment to being a leader in technology is evident in our game cabinet hardware. Substantial efforts in product development, including internal, customer, and end-player testing, have produced a variety of cabinet styles that house innovative features and layouts in both spinning-reel and video formats. The goal of our hardware development efforts is to maximize player appeal, product reliability, component commonality, and ease of maintenance. To that end, we dedicate hardware-development resources to innovations in cabinet style, technical capability, controller circuit board design and programming, as well as user-interface devices such as card readers, keypads, button decks, and displays. We created a modular, extendible hardware and software architecture to help developers achieve greater efficiency, functionality, and reliability. Development cycles can range from a few months for minor revisions to more than a year for major design changes.

Pro Series Cabinets

We introduced the Pro Series cabinets in June 2010. Prior to the introduction of the Pro Series, we marketed our cabinets under our ALPHA Elite brand. The Pro Series is currently available in upright, slant, spinning-reel, Curve, V32, V22/32, V22/42, the recently released Pro Wave with a unique 40-inch curved touchscreen monitor, and the Pro Series Jumbo 55 measuring over nine feet tall and featuring a 55-inch widescreen vertical monitor. The Pro Series come with groundbreaking features such as the interactive touch-screen iDeck, which replaces a standard button deck; custom, four-speaker high-definition ("HD") surround-sound stereo, designed to cut through noisy casino environments and target sound to the player; exterior lighting; a super candle light crowning the game synchronized to game play; a shared single entry for currency, tickets, and cash-outs; a wide range of digital toppers with game-synchronized LCD video display; and vertically opening doors that make it easier to service games without interrupting adjacent games. We can configure the top-box in Pro Series cabinets in a variety of ways including with upright wheel, as a hammerhead with an oversized 32-inch cinematic display, using the commanding digital ladder 32-inch HD video display, and a more dramatic digital ladder version with a 42-inch HD vertical display.

The Pro Curve, which emulates a spinning-reel cabinet, is actually a video slot machine with a curved LCD display featuring breakthrough video-reel technology. A 20-inch LCD display, curved just like physical reels, delivers a realistic spinning-reel experience in a video slot. The reels look, feel, and play like traditional reels, but are actually video screens, and are an ideal solution for video-only jurisdictions that want to offer their customers a traditional spinning-reel experience.

The Pro Wave brings curved like screen display to the gaming industry. This successful cabinet features the industry's first 40-inch concave LCD display.

Equinox Widescreen Cabinets

We design and develop an extensive array of video content presented in the Equinox widescreen cabinet and operating on our proprietary PC4 operating platform.

Electronic Table Cabinets

We develop a variety of cabinets to house electronic table systems (ETS) to either suit the needs of particular markets, such as racinos, or as productivity-enhancing solutions for live markets. Our ETS suite of products provide numerous efficiencies and benefits to casinos including reduced downtime, virtual elimination of errors, mispays and cheating, and automated reporting such as wagering statistics and player tracking. Some of our ETS products enable us to offer table game content in markets where live table games are not permitted, such as racino and video lottery markets. We have developed or acquired technology and platforms to deliver our proprietary table game content and public domain games on multi-player arrangements. Our existing ETS cabinets include: TableMaster FUSION, SHFL FUSION Hybrid (formerly Rapid), SHFL Fusion Auto (formerly Vegas Star Live), SHFL FUSION Virtual (formerly Vegas Star), i-Table, and i-Table Roulette.

Game Platform

Each gaming device requires a game platform to manage the device hardware and deliver the game content. Changes in technology, consumer demand, capacity, security, and regulations, among other factors, drive innovations in game play. We update our game platforms and the related computer systems to keep pace with the ever-increasing complexity of current game-play requirements.

Launched in June 2010, the ALPHA 2 platform builds on the success and reliability of the original ALPHA platform. ALPHA and ALPHA 2 were designed to support industry protocols, as well as various kinds of game bonuses and multi-denomination, multi-game, and multi-pay table game configurations. It can operate with stand-alone, local, and wide-area progressive products.

The ALPHA 2 platform incorporated all the attributes of ALPHA, which featured a layered architecture and modular design, allowing for adaptability and simplified requirement changes, while adding significantly faster and richer features, such as an INTEL Core 2 processor; four gigabytes of dual-channel memory; Realtek HD audio; and leading video technology. This powerful platform enables dramatic new levels of interactivity, visual quality, and performance. The result is a more compelling gaming experience for players, including three-dimensional ("3D") graphics and animations. ALPHA 2 supports both existing and new game content, as well as network and server-based applications. It is operable with the Bally Command Center, discussed in detail below, which enables downloadable access to our game content via a central server. While transitioning to ALPHA 2 as our standard game platform for the majority of our game cabinets, we will continue to support the ALPHA platform.

With the Acquisition, we also design and develop an extensive array of game content presented in the Equinox widescreen cabinet and operating on our proprietary PC4 operating platform.

Game Development and Game Content

We have decades of experience developing entertainment content for gaming operators, video lottery, and central-determination markets around the globe. Our game content features original themes, licensed themes using well-known brands, and adaptations of well-known brands such as Cash Spin, Hot Shot, Quick Hit, Duo Fu Duo Cai, Cats Hats & Bats, Eureka Gold Mine 2, 88 Fortunes, Emerald Fortunes and Blazing 7s that can be found on most casino floors in North America and in many international markets. We have deployed our game content across wide-area, local-area, and near-area progressive slots, spinning-reel and video gaming devices, specialty gaming devices, and multi-suite games. Our game-development teams cover the globe, with centers in North America, Australia, China and India. This diversification enables us to meet the demands of the markets in which we do business and develop market-specific game content.

The software development process for new game content, including graphics development, is continuous and requires a significant commitment of human resources. Creativity in software development is a key element in the market success and player appeal of our game content and gaming devices. Innovations in our development process and game design are generated internally and with the support of customers and third parties, many of whom have entered into strategic relationships with us. Additionally, we have partnered with several internationally known brands to produce titles, such as Titanic, The Magic of David Copperfield, GREASE, GREASE Pink Ladies, Michael Jackson King of Pop,

Michael Jackson Wanna Be Startin' Somethin', ZZ Top Live from Texas, and Pawn Stars, as well as several Betty Boop and Playboy games.

We continue to add more entertaining, interactive, and complex play mechanics to our games, including features such as mystery stacked multipliers, radiating wilds, tumbling reels, mystery stacked reels, flip-a-card, locking hot zone, free games with additional multipliers, rolling wilds, memory pay, multi-level progressives, free games, bonus bets, bonus spins, stacked wilds, mystery progressives, locked symbol bonuses, second-chance features, asset giveaways, multi-player, community play, U-Spin player interaction, random bonus features, and arcade-like play mechanics such as the one featured in our SKEE-BALL and Texas Dice video slots which enable players to touch and roll balls or throw dice on the game screen.

Our game developers are also focused on developing highly interactive content for the iDeck multi-touch button deck, making it another interactive channel and display on the gaming device. The iDeck content is often synchronized with game play, adding even more entertainment and interaction to the player experience.

Game Parts and Conversion Kits

Our gaming device customers typically purchase replacement parts, upgrades, game conversion kits, and other products from us to keep the devices in good working order and enhance their underlying performance. Certain equipment within gaming devices, such as video monitors, bill validators, logic boards, and printers, may also be replaced as a result of wear and tear or new technology offerings by our suppliers. Sales may also include game conversion kits that provide our customers the opportunity to offer a new game theme or variant on the existing product without the necessity of purchasing a new gaming device. Our Pro Series cabinets, with their all-digital displays and iDeck, with digital, configurable touch-screen button deck, make game conversions easy and cost-effective for casino operators as they do not have to change the button configuration or replace game glass.

Maintenance, Trade, and Resale Market

We generally offer a parts, labor, and performance warranty/guarantee for new gaming devices and utility products for a period ranging from 90 days to 12 months depending on the product and market in which it is sold. We provide several after-sale services to our customers, including customer education programs, a 24-hour customer service telephone hotline, a website for technical support, field service-support programs, and spare parts programs. Our historical warranty expense as a percentage of revenues has been less than 1 percent.

From time to time, we also sell used gaming devices, including products made by us as well as those produced by our competitors. Generally, we acquire used devices as trade-ins toward the purchase of new gaming devices. While there is a small secondary market for used devices in the U.S., used gaming devices are typically resold in international markets where new device purchases may be too costly. Where appropriate, we incur costs to recondition used devices for resale or we may elect to destroy and recycle materials whenever possible.

Gaming Operations

We understand that each customer has its own particular needs based on its business and market. Through our Gaming Operations, we offer gaming operators a wide range of rental (also known as participation or recurring revenue) options for our gaming devices and content. Operating gaming devices under a rental arrangement often requires us to invest significant capital in manufacturing the gaming device and related equipment, purchasing signs and seats, and, in certain cases, acquiring intellectual property rights. These rental devices are available as linked progressive systems, rental and daily-fee games, video-lottery systems, and centrally determined systems.

Linked Progressive Systems

We offer our customers gaming devices featuring a common jackpot or prize award that can be linked (within a casino, in a local-area network, or among multiple casinos within a market or jurisdiction) in a wide-area network. We typically offer progressive gaming devices to customers under a daily-fee arrangement based on a percentage of the money wagered on the participating gaming devices. In many cases, we use a portion of these revenues to fund the ultimate payment of the jackpot awards. We market our linked progressive systems under titles such as 1,000,000 Degrees, Golden Pharaoh, Betty Boop's Love Meter, Money Vault, Instant Fortune, Quarter Million$s Tower of Power, and In The Money. In fiscal year 2012, we introduced our new Cash Connection WAP and continue to add identifiable brands as well as in-house brands to the Cash Connection WAP, including James Cameron's Titanic, The Magic of David Copperfield, Michael Jackson King of Pop, Michael Jackson Wanna Be Startin' Somethin', GREASE, GREASE Pink Ladies, Jackpot Empire, Fireball II AfterBurn, NASCAR, Betty Boop's Fortune Teller, Hot Shot Progressive and Cash Spin Jackpot. As of June 30, 2014, we had a total of 2,486 linked progressive systems.

Rental and Daily-Fee Games

We offer a variety of non-linked games and content on a rental basis for either a fixed daily fee or a fee based on the percentage of the net win generated by the gaming device. Many of the games we market and offer under WAP are also made available on flat-fee near-area progressives ("NAP") included in this category. This category includes both gaming devices in which we retain ownership and charge a daily fee for the use of the gaming device, and gaming devices our customers purchase which are classified as game sales revenue. Gaming devices in which we retain ownership and charge a daily fee include rental and maintenance of the gaming device and licensing of the game content. For gaming devices our customers purchase, we provide the game content under a usage-fee arrangement that results in a lower daily-fee than leasing the entire gaming device. We market our rental and daily-fee games under titles including Hot Shot Progressive, Cash Wheel featuring Quick Hit, Cash Spin, Fireball, Duo Fu Duo Cai, Vegas Hits, Lightning Jackpots, ZZ Top Live From Texas, Roll the Bones, Fireball II After Burn, Cash Wizard, Hot Spin, Cash Spin Multi Spin, Money Wheel, Blazing Hot Double Jackpot, 88 Fortunes, 5 Treasures, Cash Wizard Tiki Magic, and Quick Hit Platinum, among others. As of June 30, 2014, we had a total installed base of rental and daily fee games of 16,080 units.

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

Through a competitive bidding process, we, and prior to our acquisition thereof in March 2004, Sierra Design Group ("SDG"), were each awarded approximately 25 percent of the initial New York State Lottery ("NYSL") terminals to be installed at horseracing facilities throughout the state. As of June 30, 2014, we earned recurring revenue from our installed base of 9,549 video lottery devices and 703 third-party electronic table games operated by NYSL. We also earn recurring revenues from 1,371 video lottery devices deployed at horseracing and other gaming facilities under agreements with the Delaware State Lottery Commission, 1,177 video lottery devices and 81 electronic table games deployed at Maryland State Lottery Commission locations, 20 video lottery devices deployed at Rhode Island State Lottery Commission locations, 34 video lottery devices located in Canada and 311 video lottery devices located in Italy.

Centrally Determined Systems

We offer video and spinning-reel devices that connect to a central server, which determines the outcome of the games. These systems primarily operate in Native American casinos in Washington, Oklahoma, Alabama and Florida, as well as casinos in Mexico. In some of these jurisdictions, our customers purchase our gaming devices and we classify the purchases as game sales revenues. In other jurisdictions, our customers rent the gaming device and we classify the rental payments as gaming operations revenues. In each case, for the use of our central determination software, we receive either a fixed daily fee or a percentage of the net win generated by the devices connected to the system. As of June 30, 2014, the total installed base of gaming devices connected to our centrally determined systems totaled 29,663. The installed base of centrally determined systems has declined over the past few years as certain customers have upgraded these systems to utilize more sophisticated player tracking, bonus and marketing applications, and are now covered under systems maintenance.

In December 2005, we began selling centrally determined gaming devices in Mexico. In that market, we sell gaming devices for an upfront fee, and classify the purchases as game sales revenues. We also derive a daily fee equal to a percentage of the net win for providing a system network, gaming content, and monitoring, maintenance and consulting. As of June 30, 2014, 2,843 of the total installed base of gaming devices connected to our centrally determined systems were deployed in Mexico.

System Solutions

We offer core, industry-leading slot, casino and table-management systems (collectively, "casino management systems") that help our customers improve communication with players, add excitement to the gaming floor, and enhance operating efficiencies through greater automation, reporting, and business intelligence. Our comprehensive suite of cutting-edge technology solutions provides gaming operations of every size with a wide range of marketing, data management and analysis, accounting, player tracking, security, and other applications and tools to more effectively manage their operations. We also provide technologies to deploy a networked, server-based gaming environment, complete with a command center solution for centralized management and control.

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

The improvements in our core systems platforms resulted in a reliable and scalable foundation of slot, casino and table-management systems. This solid, world-class core infrastructure and a unified strategic product roadmap have enabled us to implement new and innovative solutions for marketing, bonusing, and server-based gaming. We offer several innovative products on our new system platform including new bonusing applications within our Elite Bonusing Suite; predictive analytics within our Bally Business Intelligence; and intelligent way-finding within Bally CoolSign media-management system.

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

As the gaming industry continues to evolve, some operators have embraced new server-based and high-speed network technology. Many have opened new operations that employ high-speed Ethernet connections on their floors, and many others are upgrading to high-speed networks. For those operators without a high-speed Ethernet floor, we offer a product called Super SlotLine that easily converts serial casino floors to semi high-speed Ethernet networked floors. We partner with our customers to help them add network and server-based solutions to their existing systems, whether on a floor-wide basis, in smaller sections of the floor, or on selected banks of games. Once installed, these solutions increase efficiency and labor savings. More importantly, these solutions provide operators with new and more efficient ways to communicate with their players. By marketing at the point-of-play and delivering floor-wide tournaments, bonusing events, and second-way-to-win games, operators increase their return on investment and create even more excitement for players across the gaming floor.

We believe we are the only provider in the industry that offers such a wide selection of technology platform options to its customers. There are more than 450,000 gaming connections to our systems at more than 675 locations around the world.

Our systems business comprises three key facets:

  •
  Hardware, including our iVIEW and iVIEW Display Manager (DM) player-user-interface devices and specialized system-based products. Over the last two fiscal years, hardware sales have accounted for approximately 34 percent of systems revenue;

  •
  Software and services, including licenses of our core systems and suite of player tracking, bonusing, and marketing applications and customized system solutions. Over the last two fiscal years, sales of software and services accounted for approximately 33 percent of systems revenue;

  •
  Maintenance, providing access to future enhancements or upgrades to the system software for a fee based on a percent of the license fee. Over the last two fiscal years, ongoing maintenance fees accounted for approximately 33 percent of systems revenue.

Casino Management Systems

The various system-based hardware and software products in our casino management systems offer gaming operators many benefits including: player-loyalty solutions that are comparable to frequent guest programs found in other leisure and retail industries; database marketing and table-game accounting solutions including the calculation of all revenue and expense-related items; and cage and credit accountability for all extensions of cage and credit cash balancing functions. We designed and deployed these systems in both domestic and international markets so that they would be adaptable to foreign languages and currencies.

Our solutions, which support GSA protocols, operate on common platforms such as Windows, AS/400 (iSeries), Linux, and UNIX. By supporting these platforms, we allow our customers to choose a technology solution that meets their existing or future infrastructure requirements.

We design our slot-management systems with features for handling slot monitoring, accounting, and operations, as well as bonusing, sweepstakes, promotions, cashless transfer, ticketing, jackpots, promotional coupons, redemptions, and soft count. Our TableView real-time table-rating and player-tracking solution takes automated management of table-game activities directly to the casino pit with a high-tech touch screen. We have recently upgraded this solution to include chip-recognition technology that enables casinos to view and record the chips that are wagered in each round of play, enabling operators to more accurately track player activity for comps and rewards, while also enhancing the ability to track play for labor and security efficiencies.

The Bally Business Intelligence applications, which span across all our casino management systems, bring state-of-the-art data analytics to a gaming operator's key executive and marketing-management teams. Executive dashboards, slot-floor data, and transaction visualization, empower gaming operators to analyze customer activity and make quick decisions about products, floor layouts, and marketing programs that can significantly enhance revenue and profits.

iVIEW Player-Communication Network

Our server-based iVIEW network serves as a way to communicate with players directly at the point-of-play. This network allows gaming operators to present messages in a split or full screen format on the main game display of any touch-screen-equipped gaming device without interrupting traditional game play. We created picture-in-picture-style technology, using an LCD screen and accompanying hardware and software that reside in the gaming device, for the iVIEW DM player-user-interface (also operating on the iVIEW network).

Our iVIEW network also works with our Bally Command Center for server-based download of content, our Elite Bonusing Suite of floor-wide bonusing applications, our Bally CoolSign media-management solution, and other new technologies under development. iVIEW and iVIEW DM work on almost any manufacturers' gaming devices that have a touch screen and are backward and forward compatible, so they protect operators' invested capital.

The iVIEW DM solution, with all its capabilities, is especially effective for marketing to players at the point of play. This picture-in-picture-style technology facilitates enhanced communication and customer-service functions such as beverage service, floor mapping, and real-time perishable promotions without interrupting game play. iVIEW DM can also be used to create excitement on the casino floor with fully customizable floor-wide bonusing events; game-in-games; second-chance-to-win games; floor-wide slot tournaments; interactive virtual racing events; time-based promotions; targeted, customized player messaging; and bonuses on birthdays, anniversaries and holidays. iVIEW and iVIEW DM can even work in conjunction with the casino's player data to offer customized content based on gender, age, and capitalize on players' purchasing preferences.

We can implement iVIEW DM across entire gaming floors, in smaller sections of floors, or bank-by-bank based on casino operator preference and capital budgets.

Elite Bonusing Suite

The Elite Bonusing Suite gives our customers a way to reward their patrons right at the point-of-play via the iVIEW network. This technology retains current players, attracts new ones, and increases player value. Bonusing applications on the Elite Bonusing Suite server allow operators to tailor and automate promotions using server-based applications such as Virtual Racing, Virtual Racing NASCAR, SKEE-BALL Bonusing, DM Tournaments, U-Spin Bonusing, Power Winners, Dynamic Random Bonusing, Video Poker Bonusing, iVIEW Messaging, Flex Rewards, Lucky Match Bonusing, Power Paytable Progressive, Power Progressive Strike, and Tournaments Express.

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

Systems-Delivered Floor-Wide Player Engagement and Bonusing Events

Gaming operators consistently face the challenge of coming up with creative ways to attract and retain players, generate additional revenue, and increase retention rates. To overcome these challenges, operators are using technology to change the player experience in their properties by communicating marketing promotions and special events to players directly on the game screen across banks of games, in sections of the casino, and even across the floor.

Operators that offer the iVIEW, iVIEW DM, and CoolSign products often use these products in concert to create powerful player-bonusing events so their patrons can fully experience the action and excitement not only on the gaming device, but on large media displays throughout the casino resort. Using a combination of our iVIEW DM picture-in-picture player-user-interface and the Elite Bonusing Suite innovations, operators are creating exciting tournaments and special promotional events on demand to enhance the player experience and to build player loyalty. Casinos are enhancing the player experience using community floor-wide events through the Elite Bonusing Suite's Virtual Racing applications to promote excitement and participation across the casino floor. Using the DM Tournaments' application, casinos are staging their tournaments as group or individual start events, and converting their games to regular-play mode in a matter of minutes. This flexibility allows operators to identify what machines will be placed in tournament mode and instead of physically having tournament machines on standby, any bank of machines or any individual machine on the gaming floor can become a tournament game almost instantaneously.

This backward-compatible player-centric bonusing technology supports multiple manufacturers' games with a touch-screen display. As a result, all players across properties can now have the same game experience no matter which manufacturer's machine they are playing.

Interactive Solutions

Our interactive solutions encompass our mobile and online initiatives and related product offerings that provide operators a variety of solutions designed to help develop, deploy, and manage their interactive presence, or enhance their existing presence if already in place. By offering mobile and online play-for-free and wager-based gaming products, we expect to integrate our cross-platform solutions with core casino patron, slot-management, and business-intelligence systems. This "single view of the player" provides operators with enterprise-wide analytics and the ability to employ multi-channel promotions and bonusing to patrons on the casino floor, at home, or on the move.

Our online solutions are designed to enable operators the ability to offer players a complete online gaming experience through our iGaming Platform and Remote Gaming Server—whether it be play-for-free or wager-based gaming products on computers or mobile devices. Our open, cloud-based iGaming Platform enables operators to choose "best-in-class" poker, slot, table, and other gaming content from various providers. This content is delivered via our Remote Gaming Server, allowing access to the entire library of games and one-time integration. Our Remote Gaming Server in Europe is currently operating on eight portals and 16 sites. We were the first in the United States to be awarded an online gaming license in the State of Nevada in June 2012 and have also received numerous online gaming licenses in other domestic and foreign jurisdictions.

We offer or have created mobile apps and mobile websites for dozens of operators around the world. Our apps are designed as "concierge" apps, providing operators the opportunity to attract new players, enhance their patrons' casino resort visit, and more effectively market and sell to consumers via their phones or mobile devices. Apps can include popular casino games, player's club sign-up and account information, hyper-targeted offers, show previews, room and restaurant bookings, feedback surveys, menus, interactive maps, and many other features. Utilizing our cloud-based mobile technology platform, casinos can manage their entire portfolio of mobile websites and native apps for iPhone, iPad,

Android phone, Android tablet, BlackBerry, Windows, and other devices from a single content-management system.

Table Products

Utility Products

Utility products are designed to enhance table game speed, productivity, profitability, and security. Utility products include various models of automatic card shufflers to suit specific games, as well as deck checkers and roulette chip sorters. Our i-Shoe Auto card-reading shoe gathers data and enables casinos to track table-game play and our i-Score baccarat viewer displays current game results and trends. Our Chip Star roulette chip sorter efficiently counts and organizes chips for roulette table games. Our Utility products are intended to cost-effectively provide operators and other users with increased game speed and data on table game play for security and marketing purposes, which in turn allows them to increase their profitability.

We currently market a complete range of shufflers, including single-deck, batch and continuous shufflers. Single-deck shufflers that deliver randomized hands of cards, such as our i-Deal shuffler, are generally used on proprietary table games such as our own Three Card Poker and Ultimate Texas Hold 'Em games. Additionally, we offer single-deck/double-deck batch shufflers, the Deck Mate and the next-generation Deck Mate 2, for use on live stakes poker tables and to a lesser extent, on single or double-deck blackjack games. For multiple deck "shoe" games such as blackjack, blackjack variants, baccarat and Casino War, we offer the one2six family of continuous shufflers. For operators that prefer to shuffle "shoe" games in a batch shuffler, we offer the MD3 shuffler. Shuffled batches of cards may then be delivered to one of our secure card reading i-Shoe and i-Shoe Auto shoes.

Our next-generation shufflers such as the i-Deal, the MD3, and the Deck Mate 2, combine a number of enhanced features such as optical card-recognition technology, card re-sorting, an ergonomic design with flush mount load, and a programmable multi-game function to enhance game security and provide cost savings for the casino. The MD3 is available with an optional on-board ticket printer. All next-generation shufflers improve upon the speed and performance of the older models.

As of June 30, 2014, we had a total installed base of leased Utility products of 8,923 units.

Proprietary Table Games ("PTG")

Our PTG enhance operator's table-game operations and include our internally developed and acquired proprietary table games, side bets, add-ons, and progressives. Our proprietary content and features are also added to public domain games such as poker, baccarat, pai gow poker, craps and blackjack table games and to electronic platforms such as TableMaster Fusion, SHFL Fusion, and i-Table. As of June 30, 2014, we had a total installed base of 3,037 premium proprietary table games.

Our more popular titles, including progressive table games with bonusing options and proprietary side bets, are listed below in four categories: premium titles, side bets, add-ons, and progressives.

Premium titles include: Blackjack Switch, Caribbean Stud, Casino War, Crazy 4 Poker, Double Draw Poker, Four Card Poker, Free Bet Blackjack, Let It Ride, Let It Ride Bonus, Mississippi Stud, Texas Hold 'Em Bonus, Three Card Poker, and Ultimate Texas Hold 'Em.

Side bets include: Bet the Set "21", Dragon Bonus, Fortune 7, Fortune Pai Gow Poker, King's Bounty Blackjack, Royal Match 21, and Fire Bet.

Add-ons include: Bad Beat Bonus, Six Card Bonus, and Three Card Poker Bonus.

Progressives include: Fortune Pai Gow Poker Progressive, Progressive Texas Hold 'Em Bonus, Ultimate Texas Hold 'Em Progressive, Three Card Poker Progressive, Four Card Poker Progressive, Crazy 4 Poker Progressive, Mississippi Stud Progressive, and Royal Match 21 Progressive.

As of June 30, 2014, we had a total installed base of progressives, add-ons and side bets of 5,685.

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

Our R&D is far-reaching in scope, with major centers in Las Vegas and Reno, Nevada, Bangalore and Chennai, India; Milperra, Australia; and smaller centers in Nice, France, Vienna, Austria, Qingdao, China and throughout North America. Various business groups across the globe execute our R&D initiatives, and we believe this decentralized approach enables us to more easily recruit and retain top talent to develop games and systems specific to each market. We centrally manage key cross-business group product initiatives to prioritize and align our R&D activities across these teams. In addition, we may augment our R&D initiatives through third-party development agreements with outside companies, or by entering into agreements with companies that have similar areas of focus.

Our total expenditures for R&D were $135.9 million, $111.1 million, and $96.2 million during the years ended June 30, 2014, 2013 and 2012, respectively, and has remained relatively consistent as a percentage of revenues during such periods. Our R&D expenditures over this three-year period reflect our corporate focus on our technology assets, the expansion of technical resources, and the competitive landscape that requires continuous development of future generations of gaming products and systems.

Sales and Marketing

Our direct sales force consists of approximately 100 employees located in multiple offices, primarily in North America. To a lesser extent, we also employ an independent distributor network to distribute our products. The agreements we have with distributors generally specify minimum purchases and provide that we may terminate the relationship if certain performance standards are not met.

We sell gaming equipment, including EGMs, ETS and table products, throughout our fiscal year, and contracts may be for anything from a small quantity of units to several thousand. We conduct one- on-one meetings with our customers to demonstrate our products at their locations, host customers at private demonstrations in our offices or at offsite venues, and participate in a number of trade shows and conferences domestically and internationally each year. In certain cases, we respond to competitive requests for proposal from private and public entities seeking to purchase gaming equipment.

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

Global Marketing

Our global marketing program is designed to support our sales team providing branding, public and media relations, promotions, product marketing, social media, tradeshow support, and extensive market-research activities.

We build brand awareness and generate demand through our own direct marketing as well as co-marketing programs with our casino customers. We direct market through print, e-mail, and web-based advertising, as well as media relations, social media, industry trade shows, conferences, and events, and gaming industry and player/consumer communications. We primarily target business audiences focusing on heightened awareness of and demand for our games and systems solutions.

We currently have 29 dedicated marketing team members worldwide, who conduct casino-operator and player research, and provide pre and post-product launch support, as well as corporate marketing support in the areas of internal and external communications, community relations, marketing events, international marketing, and graphic design. Over the past several years we have significantly increased our use of focus groups to support product development. These focus groups are an important tool for acquiring feedback on new and not-yet-released products before they are broadly released to the market; they allow us to make customer-driven improvements to products before we invest in widespread product releases.

Product Markets

We believe that the total base of installed gaming devices in North America is approximately 990,000 units, with approximately 897,000 units in the U.S. alone. This total includes land-based, riverboat, and Native American casinos, as well as video lottery markets. Replacement of existing units, new casino openings or expansions, and the legalization of gaming in new markets are primary drivers of new sales opportunities for gaming devices in the U.S. and Canada. The gaming industry also continues to expand in international markets. Currently, our primary international markets are Europe, Latin America, South America, Mexico, Australia, Macau, Singapore, Malaysia, and South Africa. We regularly evaluate opportunities to expand our business into additional international markets, examining the risks involved such as those described in Item 1A, Risk Factors.

We believe that the total number of table games is approximately 30,000 units in North America. This includes public domain games, PTGs, poker room tables, and non-card based tables such as roulette, craps and sic bo. Over 40% of these tables are public domain blackjack tables. Worldwide, we believe that there are approximately 60,000 total installed table games.

We distribute our gaming equipment through direct sales efforts and a small number of distribution arrangements. Staff conducts our international business primarily from offices in Amsterdam, Netherlands for customers in Europe; Puerto Rico for customers in the Caribbean and Latin America; Buenos Aires, Argentina for customers in South America; Mexico City for customers in Mexico; Macau, China for customers in Asia-Pacific; Milperra, Australia for customers in Australia and New Zealand; and Boksburg, South Africa for customers in South Africa.

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

Competition and Product Demand

The demand for gaming equipment, content, and systems varies depending on the level of new construction and renovation of casinos as well as market and legislative conditions that might generate the need for new and replacement equipment and product innovation. For the year ended June 30, 2014, our 10 largest customers, including customers with multiple casino properties, accounted for approximately 18% of EGM sales.

Regulatory requirements in each applicable jurisdiction drive the demand for casino enterprise systems, as do operators needs to properly track device and player activity, and to establish and compile individual device and player profitability and other demographic information to stay competitive. These capabilities enable operators to develop or enhance marketing strategies. As more and more gaming operators move to high-speed networked floors, we expect the demand for new systems technologies to increase. Customers will replace older systems with new network and server-based systems solutions that enable activities such as centralized management and floor-wide events and tournaments on each gaming device. For the year ended June 30, 2014, the 10 largest casino enterprise system customers, that include certain multi-site operators, accounted for approximately 55% of systems revenues, with the largest customer accounting for 14% of these revenues.

With respect to our table products, we compete on the basis of offering a complete line of shufflers and table games, product reliability, a superior service network, the strength of our intellectual property and the breadth of our sales, regulatory and distribution channels. Our shufflers also compete against hand shuffling, which remains the most competitive shuffling option on casino card games around the world. Finally, since the need for our shufflers is dependent upon the casino's use of live table games, our shufflers also compete against any products that live table games compete against.

Competition for PTG content is focused on player appeal, brand recognition, price and the strength of underlying intellectual property. We compete on this basis, as well as on the strength of our extensive sales, service, marketing and distribution channels. We also compete with both non-proprietary table games such as blackjack and baccarat. It is easier for smaller companies to participate in developing and marketing PTG content, compared to other gaming products, because of the lower cost and complexity associated with the development of these products.

We compete with a number of domestic and international businesses in the geographic markets where we operate. Our ability to compete effectively depends on a number of factors including our product quality and depth, pricing, financing terms, regulatory approvals, the successful development and protection of intellectual property, and the success of our distribution, sales and service levels.

In the gaming device market, our major competitors currently include Ainsworth Game Technology Ltd., Aristocrat Leisure Limited ("Aristocrat"), Aruze Gaming America, Inc., GTECH Holdings Corporation ("GTECH"), International Game Technology ("IGT"), Konami Co. Ltd. ("Konami"), Multimedia Games, Inc. ("MGAM"), Novomatic AG, Recreativos Franco, S.A., Scientific Games, and Unidesa Gaming and Systems.

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

With respect to PTG products, in addition to companies we may compete with in the gaming device market we also compete with both non-proprietary table games such as blackjack and baccarat, and several companies which primarily develop and license proprietary table games such as Galaxy Gaming, Masque Publishing, and DEQ Systems. Finally, some of our product segments may compete against each other for space on the casino floor.

Global Headquarters, Technology Campuses, Manufacturing and Assembly Operations

Global Headquarters

Our global headquarters and our primary manufacturing and assembly facilities are located in Las Vegas, Nevada at 6601 South Bermuda Road. In addition, we have nearby offices at 6650 El Camino Road. Our approximately 410,000 square feet of office, manufacturing and warehouse facilities in Las Vegas are used for corporate administrative functions as well as to accommodate the design, assembly and distribution of gaming equipment and casino management systems' hardware and to meet product design demands and varying levels of volume requirements. In addition, we own approximately 15 acres of unimproved land in Las Vegas.

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

Manufacturing and Assembly

Our products are manufactured at our headquarters in Las Vegas, Nevada, at our Australian headquarters in Milperra, New South Wales, Australia, as well as through outsourced manufacturing for certain sub-assemblies in North America, Europe and Asia.

Our assembly operations have common hardware components that provide greater flexibility in our assembly operations where each product family can be produced by an expanded set of assembly lines with fewer internal product differences and more streamlined testing.

We generally buy raw material inventory to build our gaming equipment when we receive firm orders from our customers. To the extent possible, we also forecast the demand for our products to develop more efficient supply chains with our vendors. We create specifications and design nearly all of the major assemblies that are incorporated into our gaming devices.

Intellectual Property

We believe that our intellectual property interests and trade secrets are significant assets that provide us with a competitive advantage and are critical to our future profitability and growth. We protect our investment in research and development by seeking patent, trademark and copyright protection as appropriate for our technologies. We also acquire and license intellectual property from third parties.

Patents

We own numerous United States and international patents and applications related to our existing products and methods, future products that have not yet been introduced, and potential product modifications and improvements. We also own intellectual property related to technology that has not yet been commercialized. A majority of the technology is internally developed; however, some of our technology has been purchased and is licensed from third parties.

Most of the patents that we own have a life of 20 years from the filing date of the first non-provisional patent application in a family of patents.

Trademarks

We own numerous United States and foreign trademarks, including common law and/or registered rights. We believe that our trademarks and trade dress are an important component of the brand identity of our products. We also license trademarks from others.

In addition to patents and trademarks, we also own intellectual property in the form of copyrights, trade dress, "get up" and trade secrets.

Intellectual Property Licenses

We obtain licenses to intellectual property from third parties. These licenses are subject to various conditions and restrictions and typically involve us paying royalties on a fixed percentage or on a unit basis.

In addition, when we license our products to our customers we also license the right to use our intellectual property. We typically earn license royalties on a periodic basis.

Infringement and litigation

We have been and are subject to litigation claiming that we have infringed the rights of others and that certain of our patents and other intellectual property are invalid or unenforceable. We have also brought actions against others to protect our rights. For a discussion of some of these cases see "Item 3. Legal Proceedings" and Note 13 to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" included in this Form 10-K.

Employees and Labor Relations

As of June 30, 2014, we and our subsidiaries employed approximately 4,000 individuals worldwide. The large majority of our employees are not represented by a labor union, and we believe that our current relations with our employees are satisfactory.

Financial Information

The other financial information that is required to be included in this Item 1, Business is set forth in Item 6, Selected Financial Data with respect to our revenues, profits and losses, and assets, and in Note 14 to the consolidated financial statements, Segment and Geographical Information with respect to domestic and foreign revenues and assets.

Gaming Regulations and Licensing

The manufacture and distribution of gaming devices and systems are subject to extensive federal, state, local and foreign regulation. Although the laws vary from jurisdiction to jurisdiction, the regulatory structure and the requirements of the state of Nevada, as described below, are typical of the types of statutory and regulatory schemes to which the Company is subject. Such laws, rules and regulations generally concern the responsibility, financial stability and character of the Company and our officers, directors, major stockholders and key personnel. Many jurisdictions require gaming devices, systems and other products we manufacture to be tested and approved before being distributed. We have obtained all licenses necessary to manufacture, distribute and, where permitted, operate gaming devices in the jurisdictions in which we do business. We manufacture our products in the state of Nevada.

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

Nevada gaming law is based on policies concerning (i) the prevention of unsavory and unsuitable persons from having any involvement with gaming; (ii) the establishment and maintenance of responsible accounting practices; (iii) the maintenance of effective control over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record-keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) providing a source of state and local revenues through taxation and licensing fees. A change in, or non-compliance with, such laws, regulations and procedures could have an adverse effect on our business.

Each of our subsidiaries that manufactures, distributes or operates gaming devices in Nevada, or the entities that own such subsidiaries (collectively, the "licensed subsidiaries"), are licensed or found suitable (which is comparable to licensing) by the Nevada Gaming Authorities. The licenses require periodic renewals and payments of fees and taxes and are not transferable. We are registered with the Nevada Commission as a publicly traded corporation and have been found suitable to own the licensed subsidiaries.

Only licensed manufacturers and distributors may manufacture or distribute gaming devices and cashless wagering systems in Nevada. All gaming devices manufactured for use or play in Nevada or for distribution out of Nevada must be approved by the Nevada Commission before they are distributed or exposed for play. Before associated equipment (as defined in the Nevada Act) can be distributed in Nevada, it must be administratively approved by the Nevada Board chairman.

In December 2011, the Nevada Gaming Commission adopted regulations implementing the Nevada Act's provisions authorizing interactive (online) gaming. The nation's first regulatory scheme for such activity provides that only licensed manufacturers of interactive gaming systems and licensed interactive gaming service providers may offer interactive gaming systems and related services to Nevada licensed interactive gaming service operators. On June 21, 2012, the Nevada Gaming Commission approved the application of our subsidiary Bally Gaming, Inc., for such licenses.

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

We and our licensed subsidiaries are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions must be reported to and in some cases approved by the Nevada Commission.

If the Nevada Commission determined that we had violated the Nevada Act, our licenses could be limited, conditioned, suspended or revoked. In addition, we could be subject to substantial fines for each separate violation. Any such disciplinary action could, and revocation of any gaming license would, materially adversely affect our operations.

The Nevada Gaming Authorities may require the holder of any of our equity or debt securities to file applications, be investigated, and be found suitable by the Nevada Commission. The applicant must pay all costs of investigation.

The Nevada Act requires any person who acquires more than 5 percent of any class of our voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10 percent of any class of our voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the chairman of the Nevada Board mails written notice requiring such filing, in which case the applicant must pay all costs of investigation. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, that acquires more than 10 percent but not more than 25 percent of a class of our voting securities may apply to the Nevada Commission for a waiver of finding of suitability if the institutional investor holds the securities for investment purposes only, as defined in the Nevada Act. The Nevada Commission regulation pertaining to institutional investors allows an institutional investor to beneficially own more than 25%, but not more than 29%, if the ownership percentage results from a stock repurchase program. In addition, an institutional investor not previously granted a waiver may nevertheless own more than 10% but not more than 11% of any class of our voting securities without being required to apply to the Nevada Commission for a finding of suitability or a waiver and is subject only to reporting requirements as prescribed by the chairman of the Nevada Board (unless otherwise notified by the chairman of the Nevada Board), if such additional ownership results from a stock repurchase program. These institutional investors may not acquire any additional shares that would result in an increase in its ownership percentage. Any person who fails to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the chairman of the Nevada Board may be found unsuitable. The same result would occur to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of our voting securities beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. We are subject to disciplinary action if, after we receive notice that a person is unsuitable to be a stockholder or to have any other relationship with us or our subsidiaries, we (i) pay that person any dividend or interest; (ii) allow the exercise of any voting right; (iii) pay remuneration to that person; or (iv) fail to pursue all lawful efforts to require such unsuitable person to relinquish the voting securities, including, if necessary, the immediate purchase of the securities for cash at fair market value.

In March 2013, the Nevada Commission granted us prior approval to make public offerings of our securities for a period of three years, subject to certain conditions ("Shelf Approval"). The Shelf Approval is not a finding, recommendation or approval by the Nevada Commission as to the accuracy or inaccuracy of the prospectus or the investment merits of the securities offered. Any contrary representation is unlawful.

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

We have formally adopted a compliance plan and appointed a compliance committee in accordance with Nevada Commission requirements. Our compliance committee meets quarterly and is responsible for implementing and monitoring our compliance with regulatory matters. This committee also reviews information and reports regarding the suitability of potential key employees or other parties who may be involved in material transactions or relationships with us.

Federal Registration

As a manufacturer and distributor of gaming devices, we are registered pursuant to and have complied with the Federal Gambling Devices Act of 1962 (the "Federal Act"). In order to manufacture, sell, deliver or operate our gaming devices, we must renew our federal registration annually and comply with its various record-keeping and equipment identification requirements. The Federal Act makes it unlawful for a person or business entity to manufacture, deliver, receive, operate, lease or sell gaming devices in interstate or foreign commerce unless that person or entity has first registered with the Attorney General of the United States. Violation of the Federal Act may result in seizure and forfeiture of the equipment, as well as other penalties.

Native American Gaming

Gaming operations on Native American lands are governed by tribal and federal law and tribal-state compacts. The Federal Indian Gaming Regulatory Act of 1988 (the "Act") created a framework for the various responsibilities of the tribal, state and federal authorities over tribal gaming operations. The Act is subject to interpretation and enforcement by the National Indian Gaming Commission, which has the authority to issue regulations and to otherwise regulate tribal gaming activities. Most tribes, in the exercise of their sovereignty, have also established tribal gaming commissions or agencies that regulate gaming operations on their tribal lands. Compacts between tribes and states also may impose conditions and requirements on tribal gaming operations. We are required to comply with all such sources of law, which may impose different requirements with respect to licensing, product approvals and operations.

Other Jurisdictions

We have obtained or are in the process of obtaining all licenses, permits, approvals or waivers required by jurisdictions having legalized gaming. In general, such requirements are similar to Nevada in that there are company approvals as well as individual licensing and product approvals.

Product Approvals

Each of our products is subject to extensive testing and reviews by multiple state, jurisdictional or third party laboratories. The detail and extent of the review generally depends upon the classification of the product by the respective gaming authority as a new game, game variation, associated equipment, gaming equipment, online system or gaming device. Associated equipment is equipment that is not classified as a gaming device but due to its integral relationship to the conduct of licensed gaming, regulatory authorities have discretion to require manufacturers and distributors of such associated equipment to meet licensing or suitability requirements prior to or concurrently with the use of such equipment in the respective jurisdiction. The time required for product testing can be extensive and is subject to a wide range of formal and informal standards that can lead to great uncertainty as to the length of the regulatory approval process. Additionally, product testing is subject to changing standards, as a result of which, we may be required to upgrade or revise our products.

ITEM 1A.    RISK FACTORS

You should carefully consider the risks described below. If any of the risks and uncertainties described in the cautionary factors described below actually occurs, our business, results of operations and financial condition, and the trading price of our common stock could be materially and adversely affected. Moreover, we operate in a very competitive and rapidly changing industry. New factors emerge from time to time and it is not possible to predict the impact of all these factors on our business, results of operations or financial condition.

Risks Related to Our Business

The gaming industry is intensely competitive. We face competition from a number of companies, some of whom have greater resources, and if we are unable to compete effectively or expand into new markets, our business could be negatively impacted.

Competition in the gaming industry is intense. There is a limited number of gaming operators and jurisdictions in which we can operate. We compete on the basis of price and financing terms made available to customers, the appeal of game content and features to the end player, and the features and functionality of our products. There are many established companies that compete with our products.

Obtaining space and favorable placement on casino gaming floors is also a competitive factor in our industry and our competitors with larger installed bases of gaming devices may have an advantage in obtaining or retaining more favorable placement than our products. Some competitors may have access to greater capital resources than we do and as a result may be better positioned to compete in the marketplace. Consolidation among the gaming operators and cutbacks in spending by some operators due to the downturn in the economy has increased the level of competition among gaming suppliers significantly as the amount of capital spend from casino customers has decreased.

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

The gaming industry is highly regulated and failure to obtain or maintain our licenses could be disruptive to our business and could adversely affect our operations.

We are subject to regulation in all jurisdictions in which our customers operate and are also subject to regulation in many jurisdictions in which we conduct our online business. As a result of such regulation, we or our officers, directors, major shareholders, key employees, customers or vendors may need to be licensed, approved or found suitable. These laws, rules and regulations generally concern the responsibility, financial stability, character and suitability of such individuals and entities in gaming operations. For example, we have established due diligence procedures that we undertake on customers and vendors. If any of these individuals or entities are determined to be unsuitable, we may be required to sever our relationship or not enter into the proposed business relationship. If we do not obtain and maintain all such licenses, approvals or findings of suitability, or if we fail to seek, do not receive or receive a revocation of such a license, approval or finding of suitability in a particular jurisdiction, we will not be able to do business in that jurisdiction, which could have a material adverse effect on our business, results of operation or financial condition.

Similarly, our products are subject to extensive regulation under federal, state, local and foreign laws in the jurisdictions in which we do business. For example, failure to meet the required federal, state or foreign testing standards, a breach of any such testing standards or failure to comply with the laws, rules and regulations regarding the distribution of our products could result in disciplinary action or the revocation, suspension or conditioning of our licenses, registrations, permits or approvals.

Doing business with any individual or entity considered unsuitable or non-compliant with any of the laws, rules or regulations applicable to our products or our online business in any jurisdiction could result in civil or criminal fines or disciplinary actions or the revocation, suspension or conditioning of our licenses, approvals or findings of suitability. Regulators have wide ranging powers. A fine, disciplinary action or the loss or suspension of a license or approval in one jurisdiction could have a similar effect in other jurisdictions in which we are licensed. Such event could limit or eliminate our ability to continue our operations, all of which could have a material adverse effect on our business, results of operation or financial condition.

Legislative and regulatory changes could negatively affect our business and the business of our customers.

New or revised legislation or regulation, including, without limitation, changes to online laws, may affect demand for or place limitations on the placement of our products. Such changes could affect us in a variety of ways. For example, current regulations in a number of jurisdictions where our customers operate, such as Macau SAR, limit the amount of space allocated to our products and substantial changes in those regulations may adversely affect demand for our products. Our business may also suffer if our products become obsolete or barriers of entry are created due to changes in laws or the regulatory framework.

Legislative or regulatory changes negatively impacting the gaming industry as a whole or our customers in particular could also decrease the demand for our products. Opposition to gaming could result in restrictions or even prohibitions on gaming operations in any jurisdiction. Tax matters, including changes in state, federal or other tax legislation or assessments by tax authorities, could have a negative impact on our business. Any of the foregoing could have a material adverse effect on our existing or proposed business, our results of operation or financial condition.

Changes in the demand of our products could affect our business.

We are dependent on the gaming industry. A decline in demand for our products in the gaming industry could adversely affect our business. Demand for our products is driven primarily by the replacement of existing products as well as the expansion of existing casinos and the opening of new properties in existing and new jurisdictions as well as the opening of new channels of distribution, such as mobile and online gaming. Because a significant portion of our sales come from a limited number of customers, our business could be affected if one of our customers is sold to or merges with another entity that utilizes the products and services of one of our competitors or that reduces spending on our products or causes downward pricing pressures. Such consolidations could lead to order cancellations or negatively impact pricing and purchasing decisions or result in the removal of some or all of our products. Also, any fragmentation within the industry creating a number of smaller, independent operators with fewer resources could also adversely affect our business as these operators might cause a further slowdown in the replacement cycle for our products or otherwise adjust the number and frequency of orders they place with us to save money.

Unfavorable changes in consumer spending on leisure activities could adversely affect our business, results of operation and financial condition.

The demand for entertainment and leisure activities tends to be highly sensitive to consumers' disposable incomes, and thus can be affected by changes in the economy and consumer tastes, both of which are difficult to predict and beyond our control. Unfavorable changes in general economic conditions, including recession, economic slowdown, sustained high levels of unemployment, and higher fuel or other transportation costs, may reduce disposable income of casino patrons or result in fewer patrons visiting casinos, whether land-based or online. As a result, there can be no assurance that demand for our products or services will remain constant. Continued or renewed adverse developments affecting economies throughout the world, including a general tightening of the availability of credit, decreased liquidity in many financial markets, increasing interest rates, increasing energy costs, acts of war or terrorism, transportation disruptions, natural disasters, declining consumer confidence, sustained high levels of unemployment or significant declines in stock markets, as well as concerns regarding epidemics and the spread of contagious diseases, could lead to a further reduction in discretionary spending on leisure activities such as gambling. Any significant or prolonged decrease in consumer spending on leisure activities could greatly affect the gaming industry, causing some or all of our customers to decrease spending or ultimately declare bankruptcy, each of which would adversely affect our business. If we experience a significant unexpected decrease in demand for our products, our business, results of operation and financial condition could be adversely affected.

Our products currently in development may not achieve commercial success and we may not be able to maintain a competitive technological position.

Our success depends on our ability to keep pace with technological advances in our industry and to adapt and improve our products in response to evolving customer needs and industry trends. As a result, we expect to continue to make significant investments in product development. While we are pursuing and will continue to pursue product development and technology opportunities, there can be no assurance that such products or technologies will come to fruition or become successful or that we will realize a return on such investments.

Our development of products is dependent on multiple factors. There is competition in our industry for talented employees, which means that our product development may be impacted by our not having the necessary qualified employees. We may not have sufficient research and development resources, including the necessary financial resources. A number of products are being tested and we cannot provide any definite date by which they will be commercially available or at all. These products may not prove to be commercially viable and even if they do, we may not be able to meet the various gaming testing standards and otherwise obtain the required licenses, approvals or findings of suitability necessary to distribute them to our customers. Additionally, subsequent to the commercial introduction of such products, we may experience operational or technical problems that could delay or defeat the ability of such products to generate the anticipated revenue or operating profits or at all.

Future technologies developed by our competitors may render our current products less desirable, profitable or viable. We may not have available the financial and other resources to compete effectively against such competitors, which may, among other things, render our products obsolete or reduce their commercial value. Future operational or technical problems could increase our costs, delay our plans or adversely affect our reputation or our sales of other products which, in turn, could have a material adverse effect on our success. We cannot predict which of the many possible future products, if any, will meet evolving industry standards, consumer demands, market acceptance and player appeal. Should we be unable to adapt to such technological changes, offer such products on a timely basis or establish or maintain a competitive position, we could suffer a material adverse effect on our business, results of operation or financial condition.

Further, our newer products are generally technologically more sophisticated than those we have produced in the past and we must continually refine our production capabilities to meet the needs of our product innovation. If we cannot adapt our manufacturing infrastructure to meet the needs of our product innovations, if we are unable to make upgrades to our production capacity in a timely manner, or if we commit significant resources to upgrades for products that are ultimately unsuccessful, our business could be adversely affected. In addition, because of the sophistication of our newer products and the resources committed to their development, they are generally more expensive to produce. If the increase in the average selling price of these new products is not proportionate to the increase in production cost, in each case as compared to our prior products or, if the average cost of production does not go down over time, whether by reason of long-term customer acceptance, our ability to find greater efficiencies in the manufacturing process as we refine our production capabilities or a general decrease in the cost of the technology, our margins will suffer and could negatively impact our business, results of operation or financial condition.

Our revenues are dependent on our intellectual property rights.

A significant portion of our revenue is derived from products, technologies and services that incorporate our intellectual property. We own or have rights to numerous patents, trademarks and copyrights. There can be no assurance that all of our intellectual property would be found, or will continue to be, valid or enforceable, or that any pending intellectual property applications will be approved. The intellectual property we own or have rights to could be challenged, invalidated or circumvented by others and may not be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage. Competitors may infringe our intellectual property and, due to inadequate resources or other reasons, we may not be able to enforce our intellectual property rights.

The interpretation of intellectual property laws regarding the validity of intellectual property by courts and governmental authorities could negatively affect the validity or enforceability of our current or future intellectual property. This could have multiple negative impacts upon the marketability of, or anticipated revenue from, certain of our products. Additionally, because of the differences in intellectual property laws, our intellectual property may not receive the same degree of protection in foreign countries as it would in the United States. Our failure to possess, obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business, results of operation and financial condition.

To the extent technologies are protected by the intellectual property rights of others, including our competitors, we may be prevented from introducing products based on these technologies or expanding into markets created by these technologies. If the intellectual property rights of others limit us from taking advantage of innovative technologies, we may be forced to enter into licensing arrangements in order to utilize such technology, be delayed in introducing such technology into the market or incur unexpected research and development expenses to develop alternative technologies. In some cases, the obtaining of the intellectual property rights of others, either by royalty, licensing or settlement agreements, may not be available to us on acceptable terms or at all. We have many competitors in both the United States and foreign countries, some of which have substantially greater resources and have made substantial investments in competing technologies. Some competitors have applied for and obtained, and may in the future apply for and obtain, patents that may prevent, limit or otherwise interfere with our ability to make and sell our products or technologies.

We also rely on unpatented proprietary technology. It is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. To protect our trade secrets and other proprietary information, we generally require employees, consultants, advisors and collaborators to enter into confidentiality agreements. There can be no assurance that these agreements are fully enforceable or that they will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of an unauthorized use, misappropriation or disclosure. If we are unable to maintain the proprietary nature of our technologies, it could have a material adverse effect on our business, results of operation or financial condition.

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

Competitors and others may infringe on our intellectual property rights, or may allege that we have infringed on theirs. Monitoring infringement and misappropriation of intellectual property can be difficult and expensive, and we may not be able to detect infringement or misappropriation of our proprietary rights. We may also incur significant litigation expenses protecting our intellectual property or defending our use of intellectual property, reducing our ability to fund product initiatives. These expenses could have an adverse effect on our future cash flows and results of operations. We have in the past and are currently subject to litigation regarding patent infringement which, if resolved adversely to us, could have a material impact on our business. If we are found to infringe on the rights of others we could be required to discontinue offering certain products or systems, to pay damages, or purchase a license to use the intellectual property in question from its owner. Litigation can also distract management from the day-to-day operations of the business. There can be no assurance that certain of our products, including those with currently pending patent applications, will not be determined to have infringed upon an existing third party patent.

The intellectual property rights of others may prevent us from developing new products or entering new markets.

The gaming industry is characterized by the rapid development of new technologies, which requires us to continuously introduce new products and expand into new markets that may be created. Therefore, our success depends in part on our ability to continually adapt our products and systems to incorporate new technologies and to expand into markets that may be created by new technologies. If technologies are protected by the intellectual property rights of others, including our competitors, we may be prevented from introducing products based on these technologies or expanding into markets created by these technologies. If the intellectual property rights of others prevent us from taking advantage of new technologies, it could have a material adverse effect on our business, results of operation or financial condition.

In addition, our business is dependent in part on the intellectual property of third parties. For example, we license trademarks and other intellectual property from third parties for use in our gaming products. Our future success may depend upon our ability to obtain licenses to use new trademarks and intellectual property and our ability to retain or expand existing licenses for third party trademarks and intellectual property. If we are not able to obtain new licenses or renew or expand existing licenses, we may be required to discontinue or limit the use of our products that use the licensed trademarks or intellectual property and our business, results of operation or financial condition may be adversely affected.

Litigation regarding our intellectual property could have a material adverse effect on our business, intellectual property, results of operation or financial condition.

A significant portion of our success depends on the protection of our intellectual property. We are making and in the future may make claims of infringement, invalidity or enforceability against third parties. For example, with the emergence of online gaming, we have increased avenues to seek enforcement against parties that infringe our intellectual property. This enforcement could:

  •
  cause us to incur greater costs and expenses in the protection of our intellectual property;

  •
  potentially negatively impact our intellectual property rights;

  •
  cause one or more of our patents, trademarks, copyrights or other intellectual property interests to be ruled or rendered unenforceable or invalid; and

  •
  divert management's attention and our resources.

In addition, third parties may allege claims of infringement, invalidity or enforceability against us or against our licensees or manufacturers in connection with their use of our technology. A successful challenge to or invalidation of one of our patents, copyrights or trademarks, a successful claim of infringement by a third party against us, our products, or one of our licensees in connection with the use of our technology, or an unsuccessful claim of infringement made by us against a third party or its products could adversely affect our business or cause us financial harm. Any claim could:

  •
  be expensive and time consuming to defend or require us to pay significant amounts in damages;

  •
  cause us to cease making, licensing or using products that incorporate the challenged intellectual property;

  •
  require us to redesign, reengineer, rebrand our products or limit our ability to bring new products to the market in the future;

  •
  require us to enter into royalty, licensing or settlement agreements in order to obtain the right to use a product, process or component;

  •
  impact the commercial viability of the products that are the subject of the claim during the pendency of such claim; or

  •
  require us by way of injunction to have to remove products on lease or stop selling or leasing new products.

Economic conditions that have an adverse effect on the gaming industry will adversely affect our business, results of operation or financial condition.

Our business operations are concentrated in a single industry that is affected by international, national and local economic conditions. A downturn in the economy or in a region constituting a significant source of our customers, or a reduction in demand for gaming, may harm our financial condition or that of our customers. We cannot predict the effect or duration of an economic slowdown or the timing or strength of any subsequent economic recovery, worldwide or in the gaming industry, or the impact such slowdown may have on the demand for gaming. For example, weak economic conditions are adversely affecting tourism and spending in Atlantic City resulting in casino closings and an increase in bankruptcy reorganizations. In addition, if players have less disposable income to spend on gaming or if our customers are unable to devote resources to purchasing, leasing or licensing our products, there could be an adverse effect on our business. Such events include, without limitation:

  •
  adverse economic and market conditions, including fluctuating interest rates, higher airfares, energy and gasoline prices;

  •
  political events such as terrorist attacks, acts of war, political instability and international economic crisis; and

  •
  natural disasters such as major fires, floods, hurricanes and epidemics.

Such events may make it difficult for our customers and us to accurately forecast and plan future business activities and may cause our customers to slow their spending on our products. Our success depends on our customers leasing, buying or licensing our products for their existing operations, replacing their existing gaming products or equipping their new casinos or online operations. Any slowdown in the replacement cycle as a result of a downturn in the gaming industry may negatively impact our operations. If the domestic and foreign markets for our products significantly deteriorate, our business, results of operation and financial condition could be materially and adversely affected.

Economic, political, legal and other risks associated with our international sales and operations could adversely affect our operating results.

Our sales to customers outside the United States, primarily Canada, Europe, Australia and Asia accounted for approximately 19% of our consolidated revenue in fiscal 2014. Accordingly, our business results could be harmed by a variety of factors associated with our doing business internationally, including, without limitation:

  •
  tariffs, other trade protection measures and import or export licensing requirements;

  •
  changes in tax laws or application of such tax laws;

  •
  labor regulations, staffing and management of widespread operations;

  •
  requirements relating to withholding taxes on remittances, intercompany payments and restrictions on our ability to repatriate dividends from our subsidiaries;

  •
  collectability of receivables and recoverability of residual values on leased assets resulting in increased write-offs;

  •
  our ability to repossess our equipment or products in the event of a lease default; and

  •
  restrictions on our ability to operate subsidiaries, make investments or acquire new businesses in foreign jurisdictions.

Unfavorable political developments, weak foreign economies and other risks related to non-U.S. jurisdictions may hurt our financial condition and results of operations.

Our business is dependent on international markets for a portion of our revenues. As of June 30, 2014, we had approximately $132.4 million of net accounts and notes receivable (current and long-term), or approximately 36 percent of our total net accounts and notes receivable, from customers in foreign countries. We expect that receivables with respect to foreign sales will continue to account for a significant portion of our total accounts and notes receivable outstanding. Our business in these markets is subject to a variety of risks, including:

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

We are, and in the future may be, involved in legal proceedings that could materially adversely affect us.

We are currently engaged in litigation on a variety of matters that have arisen in the ordinary course of business and additional claims or disputes may arise in the future. Results of legal proceedings are subject to significant uncertainty and, regardless of the merit of the claims, litigation may be expensive, time-consuming, disruptive to our operations and distracting to management. In recognition of these considerations, we may enter into agreements to settle litigation or other claims or disputes.

Although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against us for amounts in excess of management's expectations, our results of operation could be materially adversely affected. Further, such outcome could result in significant compensatory, punitive or trebled monetary damages, disgorgement of revenue or profits, payment of attorneys' fees and costs, remedial corporate measures or injunctive relief against us, all of which could have a material impact on our business, intellectual property, results of operation or financial condition.

Our gaming products may experience losses due to technical difficulties or fraudulent activities.

Our success partially depends on our ability to avoid, detect, replicate and correct software and hardware errors and fraudulent manipulation of our products or technology. We incorporate security features into the design of our products and technology in order to prevent us and our customers from being defrauded. To the extent any of our products or software experience errors or fraudulent manipulation, our customers may replace our products with those of our competitors. In addition, the occurrence of errors in, or fraudulent manipulation of, our products or software may give rise to claims by our customers or by our customers' patrons, including claims by our customers for lost revenues and related litigation.

Software bugs or malfunctions, errors in distribution or installation of our software, failure of our products to perform as approved by the appropriate regulatory bodies, or other errors or malfunctions, may subject us to investigation or other action by gaming regulatory authorities, including fines, the requirement to remove such products or software from commercial use, suspension or revocation of our gaming licenses and disciplinary action. Further, in the event of such issues, substantial engineering and marketing resources and expenditures may be diverted from other areas to rectify the problem. All of the foregoing could lead to a material adverse effect on our business, results of operation or financial condition.

Systems, network, telecommunications or other technological failures or cyber-attacks may disrupt our business and have an adverse effect on operations.

Any disruption in our network or telecommunications services could affect our ability to operate our gaming or financial systems, which would results in reduced revenues and customer down time. Our networks are susceptible to outages due to fire, flood, power loss, break-ins, cyber-attacks, network penetration, data privacy or security breaches, denial of service attacks and similar events. Despite our implementation of what we believe to be reasonable and adequate network security measures and data protections safeguards, our servers and computer resources are vulnerable to viruses, malicious software, hacking, break-ins or theft, third-party security breaches, employee error or malfeasance, and other potential compromises. Anyone that is able to circumvent our security measures could misappropriate confidential or proprietary information, including that of third parties, cause interruption in our operations, damage our computers or otherwise damage our reputation and business. Any of the foregoing matters related to unauthorized access to or tampering with our systems or networks in any such event could have a material adverse effect on our business, results of operations or financial condition.

Any disruption in our manufacturing processes, any significant increase in manufacturing costs or any inability to manufacture a sufficient number of our products to meet demand could adversely affect us.

We manufacture our products in Las Vegas, Nevada, as well as in our facility in Milperra, Australia. We also outsource the manufacturing of certain of our sub-assemblies in the United States, Europe and Asia. Should any of these manufacturing processes be disrupted, we cannot provide assurance that we would be able to timely remedy such disruption and accordingly may not be able to timely meet our business obligations or otherwise meet customer demand, all of which could negatively affect our revenues. To the extent we rely on a single source for any of our components used in our manufacturing process, any disruption to such source may result in a disruption to our manufacturing process and we cannot provide assurance that we will be able to timely remedy such disruption. In either of such cases, we may be unable to produce a sufficient quantity of our products to meet the demand of our customers for our products or technology. The impact of all of the foregoing is magnified and will continue to increase as we have and continue to streamline our supply chain management by narrowing the number of our suppliers. Further, manufacturing costs may unexpectedly increase and we may not be able to successfully recover any or some of such cost increases by increased pricing to our customers. Such events could have a material adverse impact on our business, results of operation or financial condition.

In addition, under Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC has adopted additional disclosure requirements related to the source of certain "conflict minerals" for issuers for which such "conflict minerals" are necessary to the functionality or production of a product manufactured, or contracted to be manufactured, by that issuer. The metals covered by the proposed rules include tin, tantalum, tungsten and gold, commonly referred to as "3TG." Our suppliers may use some or all of these materials in their production processes. The rules require us to conduct a reasonable country of origin inquiry to determine if we know or have reason to believe any of the minerals used in the production process may have originated from the Democratic Republic of the Congo or an adjoining country. If we are not able to determine the minerals did not originate from a covered country or conclude that there is no reason to believe that the minerals used in the production process may have originated in a covered country, we would be required to perform supply chain due diligence on members of our supply chain. Global supply chains can have multiple layers, thus the costs of complying with these new requirements could be substantial. These new requirements may also reduce the number of suppliers who provide conflict free metals, and may affect our ability to obtain products in sufficient quantities or at competitive prices. Compliance costs and the unavailability of raw materials could have a material adverse effect on our business, results of operation or financial condition.

We could face considerable business and financial risks in investigating and implementing acquisitions.

As part of our overall growth strategy, we may seek to acquire assets or businesses. We regularly discuss and investigate possible acquisitions. We may incur significant expenses with our due diligence efforts in connection with potential acquisitions. Additionally, these due diligence efforts divert management's attention in the negotiation and investigation of such acquisitions. We may not be successful in consummating acquisitions on favorable terms or at all.

Such acquisitions could result in potentially dilutive issuances of equity securities, significant expenditures of cash, the incurrence of debt and contingent liabilities or an increase in amortization expenses. An acquisition may not produce the revenues, earnings or business synergies we anticipate for a variety of reasons, including, without limitation:

  •
  the integration of the operations, financial reporting, internal controls, technologies, products and employees, including issues raised by national, geographic and cultural differences;

  •
  potential impairments in acquired assets;

  •
  entry into markets or acquisition of products or technologies with which we have limited or no prior experience;

  •
  expenses associated with any potential or unknown legal liabilities;

  •
  management of worldwide operations and diversion of management's attention away from our existing business; and

  •
  the exploitation of acquired intellectual property or the development, sale or lease of acquired products or unanticipated increases in manufacturing expenses.

The risks associated with acquisitions could have a material adverse effect upon our business, financial condition and results of operation.

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

  •
  problems retaining key employees;

  •
  additional operating expenses as a result of the integration of operations;

  •
  the potential impairment of tangible assets, such as inventory, and intangible assets and goodwill acquired in the acquisition;

  •
  the potential impairment of customer and other relationships as a result of the integration of operations;

  •
  the difficulty of incorporating acquired products, technology and rights into our offerings and unanticipated expenses related to such integration;

  •
  the difficulty of integrating accounting, financial reporting, management, information, human resource and other administrative systems to permit effective management of our expanded operations, and the lack of control if such integration is delayed or not implemented;

  •
  the difficulty of integrating internal controls, procedures and policies;

  •
  potential unknown liabilities associated with SHFL;

  •
  for foreign transactions, additional risks related to the integration of operations across different cultures and languages, and the economic, political, and regulatory risks associated with specific countries; and

  •
  expected cost synergies associated with the merger may not be fully realized in the anticipated amounts, within the contemplated time-frames or at all, which could result in increased costs and have an adverse effect on the combined company's financial results and prospects.

If any of these risks actually occur, our business, results of operations or financial condition could be materially and adversely affected.

We could face considerable business and financial risk in implementing the Dragonplay acquisition.

Our acquisition of Dragonplay (see Note 17 to the consolidated financial statements, Subsequent Events) may not produce the revenues, earnings or business synergies that we anticipate, and may not perform as expected for a variety of reasons, including:

  •
  difficulties in the integration of the operations, technologies, products and employees, including those caused by national, geographic and cultural differences;

  •
  risks of entering markets in which we have limited prior experience;

  •
  risks of uncertainty and changing customer preferences in the online social gaming market;

  •
  retention and maintenance of customer user base;

  •
  risks associated with the development, infringement and enforcement of intellectual property in the online social gaming market;

  •
  potential loss of employees;

  •
  currency fluctuations or changes in exchange rates in connection with customer users paying in foreign currencies;

  •
  diversion of management's attention away from other business concerns; and

  •
  expenses of any undisclosed or potential legal liabilities.

Our online gaming products are part of a new and evolving industry, which presents significant uncertainty and business risks.

Online gaming, including social gaming, is a relatively new industry that continues to evolve. The growth of the online industry and the level of demand and market acceptance of our games are subject to a high degree of uncertainty.

As we grow our online business, our success will require significant investments in developing the business including costs and expenses related to hardware and infrastructure technology, legal compliance such as privacy and regulatory laws, employees and entry into jurisdictions in which we have not previously operated. The success of our online gaming products such as our mobile and online gaming platform will be affected by future developments in social networks, mobile platforms, regulatory developments, data privacy laws and regulations and other factors that we are unable to predict or control. Evolving laws and regulations regarding data privacy could adversely impact opportunities for growth in our online gaming products, and could result in additional compliance-related costs. This environment can make it difficult to plan and can provide opportunities for competitors to grow revenues at our expense. Consequently, our future revenues related to our online gaming products may be difficult to predict and there can be no assurance that these products will gain market acceptance, or that they will generate revenues at the rates we expect or will be successful in the long run or at all. In addition, as we expand online product offerings, there may be unintended adverse effects on our existing games and systems business.

The online industry is highly competitive. Our success depends on our ability to develop products that have player appeal and keep pace with technological advances in the industry. As a result, online revenues are speculative. As with any new product line, revenues are unpredictable and we cannot provide assurance that our online offerings will provide a return on our investment or at all, or be successful in the long term.

Dragonplay's online social gaming business is largely dependent upon its relationships with service providers and changes in those relationships could negatively impact our social gaming business.

Dragonplay's online social gaming business operates largely through GooglePlay's Android platform, Apple's IOS platform and Facebook. Consequently, our operating platform, growth prospects and future revenues from our online social gaming business are dependent on our continued relationships with Google, Apple and Facebook. While Dragonplay has historically maintained good relationships with Google, Apple and Facebook, our online social gaming business would suffer if we are unable to continue any or all of these relationships in the future.

In addition, our relationships are not governed by contracts with Google, Apple and Facebook, but rather by their standard terms and conditions for application developers. Each of these service providers may modify their terms and conditions as well as their privacy policies from time to time, and any future changes, including any changes required as a result of government regulation, could have a material adverse impact on our business, results of operation or financial condition. For example, if Google, Apple or Facebook were to increase the fees they charge application developers, our gross profit and operating income would suffer. Additionally, if users were to limit our ability to use their personal information, if Google, Apple or Facebook were to develop competitive offerings, either on its own or in cooperation with another competitor, or if Google, Apple or Facebook were to alter its operating platform to our detriment, our growth prospects would be negatively impacted.

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

A breach of any of our covenants or our inability to comply with the required financial ratios under the credit agreement could result in a default. In the event of a default, the lenders could elect to declare all borrowings outstanding, together with any accrued interest and other fees, to be due and payable, as well as require us to apply all available cash to repay the amounts. If we were unable to repay the indebtedness upon its acceleration, the lenders could proceed against the underlying collateral. There can be no assurance that our assets would be sufficient to repay the amount in full, that we would be able to borrow sufficient funds to refinance the indebtedness or that we would be able to obtain a waiver to cure the default.

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

Any inability to service our fixed charges and payment obligations, or the incurrence of additional debt, would have an adverse effect on our business, results of operation and financial condition.

We are exposed to the risk of increased interest rates.

The indebtedness under our Senior Credit Facility has variable rates of interest, which exposes us to the risk of increased interest rates. We have entered into floating-to-fixed interest rate swap agreements to fix a portion of the floating LIBOR-based debt of the Secured Credit Facility; however, if interest rates were to increase, the interest payment obligations under our remaining variable rate indebtedness would increase even if the amount borrowed remained the same which could have a material adverse effect on our business, results of operation or financial condition.

An inability to maintain sufficient liquidity could negatively affect our strategic objectives.

Future revenue may not be sufficient to meet operating, product development and other cash flow requirements. Sufficient funds to service our debt and maintain new product development efforts, and expected levels of operations may not be available. Additional capital, if and when needed by us, may not be available on terms acceptable to us. If we cannot obtain sufficient capital on acceptable terms when needed, we may not be able to meet our strategic objectives.

We are exposed to foreign currency exchange risk.

We transact business in numerous countries around the world and expect that a significant portion of our business will continue in international markets. We are exposed to foreign currency exchange rate risk inherent in our leases and sales, purchases of inventory, and assets, liabilities and debt denominated in currencies other than the U.S. dollar. Consolidated revenues from customers outside the United States and denominated in foreign currencies was approximately $231.8 million in fiscal 2014 which is approximately 19% of consolidated revenues. Because our financial results are reported in U.S. dollars, if we generate revenues and earnings in other currencies, the translation of those results into U.S. dollars can result in a significant increase or decrease in the amount of those revenues and earnings. As such, we expect our revenues and earnings to continue to be exposed to the risks that may arise from fluctuations in foreign currency exchange rates, which could have a material adverse effect on our business, results of operation or financial condition.

Our failure to collect outstanding accounts receivable or the deterioration of the financial condition of our customers could negatively impact our business. Development financing loans could adversely impact liquidity or cause us to incur loan losses. We have, and may continue, to incur additional provision for bad debt related to credit concerns on certain receivables.

We have offered extended payment terms to certain customers, including those in foreign jurisdictions. As a result, the collection of accounts receivable has become a matter of greater significance. A decline in the relative health of the gaming industry, whether as a result of a general economic downturn or otherwise, and the difficulty or inability of our customers to obtain capital to finance their ongoing operations and purchase our products and services could adversely affect our revenues and collection of our outstanding receivables. Further, some of our customers may not pay accounts receivable when due, whether as a result of financial difficulties, bankruptcy or otherwise, or because of assertion of sovereign immunity, or other defenses, resulting in increased write-offs for us.

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

Our ability to compete depends in part on the continued availability and service of qualified employees.

Much of our future success depends on the continued availability and service of qualified employees. Experienced employees in the gaming, online, social and the technology industries are in high demand. The loss of employees or the inability to hire additional talented employees as necessary could result in significant disruptions to our business, and the integration of replacement employees could be time-consuming and expensive and cause additional disruptions to our business. If we are unable to attract and retain qualified employees, we may not be able to meet our strategic objectives.

Labor disputes may have an adverse effect on our operations.

Certain of our service employees have voted to form a local labor union in New York and the Company has entered into good faith negotiations to reach a collective bargaining agreement with those employees. While we believe our relations with our employees are satisfactory, we cannot predict whether we will be successful in negotiating a collective bargaining agreement without any disruptions in the servicing of our products in the New York lottery locations. Adverse labor relations or contract negotiations that do not result in an agreement could result in strikes, slowdowns or impose additional costs to resolve these disputes. These disruptions may negatively impact our business or results of operation or our customers' operations or could cause us to lose customers. These disruptions may also impact our ability to recruit and retain personnel.

Risks Related to the Pending Acquisition of the Company by Scientific Games

Our recently announced acquisition of the Company by Scientific Games may not be consummated.

It is not certain that we will be acquired by Scientific Games: (1) there is risk that the conditions to the closing of the Merger will not be satisfied (including a failure of the Company's shareholders to approve, on a timely basis or otherwise, the Merger or that the regulatory approvals required for the Merger will not be obtained, on a timely basis or otherwise, or are obtained subject to conditions that are not anticipated); (2) uncertainties exist as to the timing of the consummation of the Merger and the ability of each of the Company and Scientific Games to consummate the Merger; (3) other potential bidders may make competitive responses to the proposed Merger; (4) Scientific Games may be unable to obtain, on a timely basis or otherwise, the necessary debt financing arrangements set forth in the commitment letters received in connection with the Merger; and (5) legislative, regulatory and economic developments may impact the ability of the Company and Scientific Games to consummate the Merger. In addition, if the acquisition is not completed, the Company may be required, in certain circumstances, to pay a termination fee equal to approximately $80 million and the Company would not realize any of the anticipated benefits of having completed the acquisition.

We can give no assurance that the conditions to the Merger will be satisfied.

The Company is subject to litigation initiated in connection with the Merger, which could be time consuming and divert the resources and the attention of management.

The Company and the individual members of our Board of Directors have been named as defendants in certain lawsuits relating to the Merger Agreement and the proposed Merger, and may be named in additional lawsuits relating to the Merger Agreement and the proposed Merger. The lawsuits filed to date generally allege that the directors breached their fiduciary duties by engaging in a flawed sales process, by approving an inadequate price, and by agreeing to provisions that would allegedly preclude another interested buyer from making a financially superior proposal to acquire the company. The defense of any such lawsuits, and any additional lawsuits relating to the Merger Agreement and the proposed Merger, may be expensive and may divert management's attention and resources, which could adversely affect the Company's business results of operations and financial condition.

Our business may be disrupted while the acquisition by Scientific Games is pending or if the acquisition is not consummated.

The proposed transaction may disrupt the current plans and operations of the Company. To date, the Company has incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger, and these fees and costs are payable by the Company whether or not the Merger is consummated. Furthermore, we cannot predict how our suppliers, customers and other business partners will view or react to the pending Merger and some may be hesitant to do business with us in light of uncertainties about our ability to perform due to our recently announced pending acquisition by Scientific Games. If we are unable to reassure our customers, suppliers and other business partners to continue transacting business with us, our financial results may be adversely affected. Whether or not the Merger is completed, prior to its completion, it may be difficult for us to retain and recruit employees in vital areas.

We are also subject to restrictions, without the consent of Scientific Games, on the conduct of our business prior to the consummation of the Merger as provided in the Merger Agreement, including, among other things, certain restrictions on our ability to make certain capital expenditures, investments and acquisitions, sell, transfer or dispose of our assets, enter into certain contracts with customers, amend our organizational documents and incur indebtedness. These restrictions could prevent us from pursuing otherwise attractive business opportunities, result in our inability to respond effectively to competitive pressures, industry developments and future opportunities and may otherwise harm our business, results of operation and financial condition.

In the event the Merger is not consummated, the price of our stock may be affected.

Our closing stock price was $60.17 on July 31, 2014, and closed at $77.70 on August 1, 2014, after announcement of the acquisition. The increase in the stock price is primarily due to the premium to be paid related to the acquisition. In the event our previously announced acquisition by Scientific Games is not consummated, the price of our common shares may be adversely affected.

If the Merger is not completed or we are not otherwise acquired, we may consider other strategic alternatives which are subject to risks and uncertainties.

If the Merger is not completed, our Board of Directors will review and consider various alternatives available to us, including, among others, continuing as a public company with no material changes to our business or capital structure, returning capital to stockholders, seeking a minority investment from a strategic or financial partner or attempting to implement a sale to either a financial or strategic buyer. These alternative transactions may involve various additional risks to our business, including, among others, distraction of our management team and associated expenses as described above in connection with the proposed Merger, our ability to consummate any such alternative transaction, the valuation assigned to our business in any such alternative transaction, our ability or a potential buyer's ability to access capital on acceptable terms or at all and other variables which may adversely affect our operations.

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

Global Headquarters and Primary Manufacturing and Assembly Facility

We maintain our global headquarters and our primary manufacturing and assembly facilities in Las Vegas, Nevada in facilities with approximately 280,000 square feet that we own. The facilities are used for corporate administrative functions as well as to accommodate the design, assembly and distribution of gaming equipment and casino management systems' hardware and to meet product design demands and varying levels of volume requirements. We also lease an additional 130,000 square feet of office, warehouse and other rental space in the general vicinity of our main facility. In addition, we own approximately 15 acres of unimproved land in Las Vegas.

Las Vegas and Reno Technology Campus

Approximately 36,000 square feet of office space next door to our global headquarters is dedicated to a Technology Campus for our game development, advanced development, and project management teams. In addition, we lease approximately 83,000 square feet in Reno, Nevada, which provides a larger campus-style environment that accommodates the growth of our game development, system development, product management, and administrative functions in northern Nevada.

Innovation Lab

Our Global Innovation Lab is located in Pleasanton, California, a major suburb of San Francisco. We lease a facility with approximately 8,200 square feet that allows us to draw from the significant high-tech talent that resides in the Silicon Valley.

Other Leased Facilities

Australia and New Zealand—We lease facilities in various locations throughout Australia totaling approximately 86,400 square feet for office, service and warehouse space to support our Australia operations. In addition, we own an approximately 59,000 square foot facility in Milperra, New South Wales, Australia that we use for R&D and assembly and distribution of gaming equipment.

Austria and Gibraltar—We lease facilities in Austria and Gibraltar, totaling approximately 17,400 square feet for office and warehouse space to support our European and interactive operations.

India—We lease a total of approximately 128,400 square feet of office and R&D space in Bangalore and Chennai.

Netherlands—We lease a total of approximately 26,400 square feet of office, sales, service and warehouse space in Amsterdam and Diemen to support our European operations.

China, Macau and Singapore—We lease approximately 27,300 square feet of office, sales, warehouse and other rental space in China, Macau and Singapore to support our Asia operations.

South America—We lease a total of approximately 14,000 square feet of office and warehouse space in Buenos Aires, Argentina, Santiago, Chile, Bogota, Columbia, Lima, Peru and Montevideo, Uruguay to support our South America operations.

In addition to the facilities described above, we maintain leased space in major gaming jurisdictions worldwide including a total of approximately 171,000 square feet of office, sales and service, R&D, warehouse and other rental space throughout the United States and Canada and a total of approximately 62,000 square feet of office, sales and service, R&D and warehouse space in Europe, Mexico and South Africa. These facilities are located in the cities listed below. Each property is fully utilized.

United States and Canada	Europe, Mexico and South Africa
Scottsdale, Arizona	Lyon, France
Murrietta, California	Mexico City, Mexico
San Diego, California	Nice, France
Golden, Colorado	Rheine, Germany
Dover, Delaware	Rome, Italy
Davie, Florida	Sliema, Malta
Tampa, Florida	Johannesburg, South Africa
Kennesaw, Georgia	Chestergates, United Kingdom
Lisle, Illinois	London, United Kingdom
Biloxi, Mississippi
Egg Harbor Township, New Jersey
Chester, New York
Oklahoma City, Oklahoma
Fife, Washington
Ontario, Canada
San Juan, Puerto Rico

We believe that our existing properties are suitable and adequate for our current needs and that additional facilities/space are available to us to support expansion, if required.

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

	Price Range of Common Stock
	High	Low
Fiscal Year Ended June 30, 2014
1st Quarter	$76.30	$56.52
2nd Quarter	78.60	66.78
3rd Quarter	82.67	61.34
4th Quarter	67.21	56.50
Fiscal Year Ended June 30, 2013
1st Quarter	$49.39	$41.89
2nd Quarter	50.48	43.85
3rd Quarter	52.45	45.36
4th Quarter	57.30	47.33

As of August 20, 2014, we had approximately 3,800 holders of record of our common stock and the closing price on the NYSE was $77.70.

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

On April 24, 2013, the Company's Board of Directors approved a new $300 million share repurchase program which replaced the existing repurchase program at the time of approval.

On April 24, 2013, the Company entered into an accelerated share repurchase agreement (the "ASR Program") with J.P. Morgan Securities LLC ("JPMorgan") under which it paid JPMorgan $150.0 million and received an initial delivery of 2.3 million shares of the Company's common stock, which represented 85% of the ASR Program's value at a price of $54.27 per share. Shares representing the remaining 15% of the ASR Program's value were delivered at maturity of the ASR Program, with the final number of shares repurchased based on the volume-weighted average price of the Company's common stock during the repurchase period, less an agreed upon discount and adjusted for the initial share delivery. The ASR Program settled on September 27, 2013 with the delivery of an additional 27,344 shares. The volume-weighted average price during the repurchase period was $63.11 per share.

Our quarterly share repurchases under the share repurchase program, excluding treasury shares acquired in non-cash transactions related to forfeited stock awards and shares exchanged for options exercised, were as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Be Purchased Under the Plans or Programs
April 1 - April 30, 2014	—	—	—	$139,779,715
May 1 - May 31, 2014	—	—	—	$139,779,715
June 1 - June 30, 2014	613,274	$60.70	613,274	$102,553,558

Total	613,274	$60.70	613,274

Stock Performance Graph

The following graph compares the cumulative 5-year total return to shareholders on Bally Technologies, Inc.'s common stock relative to the cumulative total returns of (i) the S&P 500 index, (ii) the Russell 2000 index, (iii) a peer group of companies previously used by the Company that includes Aristocrat, IGT, and Scientific Games ("Old Peer Group") and (iv) a new peer group that includes: Aristocrat, IGT, Multimedia Games Holding Company and Scientific Games ("New Peer Group"). The Company is switching to the New Peer Group for purposes of its Stock Performance Graph disclosure because the Old Peer Group included SHFL entertainment, Inc. and WMS Gaming Inc. which were acquired in fiscal year 2014 by the Company and one of the members of the New Peer Group, respectively. The graph tracks the performance of a $100 investment in the Company's common stock, in each index and each peer group (with reinvestment of all dividends) from June 30, 2009 through June 30, 2014.

*Comparison of 60 Month Cumulative Return:

	6/09	6/10	6/11	6/12	6/13	6/14
Bally Technologies, Inc.	100.00	108.26	135.96	155.95	188.57	219.65
S&P 500	100.00	114.43	149.55	157.70	190.18	236.98
Russell 2000	100.00	121.48	166.93	163.46	203.03	251.02
New Peer Group	100.00	91.96	93.22	91.22	114.68	123.15
Old Peer Group	100.00	91.98	93.24	88.06	107.78	115.07

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected statement of operations data for fiscal years 2014, 2013 and 2012, and selected balance sheet data for fiscal years 2014 and 2013 has been derived from the consolidated financial statements, which appear elsewhere in this Annual Report on Form 10-K. The Selected Financial Data should be read in conjunction with:

  •
  Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations; and

  •
  Item 8, Financial Statements and Supplementary Data.

	Year Ended June 30,
	2014(1)	2013	2012	2011	2010
	(in 000s, except per share amounts)
Statement of Operations Data:
Revenues	$1,215,092	$997,039	$879,759	$758,155	$778,191
Operating income(2)	227,234	235,510	179,443	151,535	184,110
Income from continuing operations before income taxes	165,840	216,275	164,459	143,393	170,818
Income tax expense	(66,074)	(76,574)	(63,549)	(45,182)	(60,721)

Income from continuing operations	99,766	139,701	100,910	98,211	110,097
Income from discontinued operations(3), net of tax	—	—	—	—	7,181
Gain (loss) on sale of discontinued operations(3), net of tax	—	—	—	(403)	22,079

Net income(2)	99,766	139,701	100,910	97,808	139,357
Less: net income (loss) attributable to noncontrolling interests	1,166	(1,743)	(238)	(455)	1,880

Net income attributable to Bally Technologies, Inc.	$98,600	$141,444	$101,148	$98,263	$137,477

Basic earnings per share attributable to Bally Technologies, Inc.:
Income from continuing operations	$2.56	$3.53	$2.35	$1.90	$2.00
Income from discontinued operations	—	—	—	—	0.11
Gain (loss) on sale of discontinued operations	—	—	—	(0.01)	0.41

Total	$2.56	$3.53	$2.35	$1.89	$2.52

Diluted earnings per share attributable to Bally Technologies, Inc.:
Income from continuing operations	$2.52	$3.45	$2.28	$1.82	$1.89
Income from discontinued operations	—	—	—	—	0.11
Gain (loss) on sale of discontinued operations	—	—	—	(0.01)	0.38

Total	$2.52	$3.45	$2.28	$1.81	$2.38

	Year Ended June 30,
	2014(1)	2013	2012	2011	2010
	(in 000s)
Statement of Cash Flows Data:
Continuing operations:
Operating activities	$221,875	$205,372	$130,983	$56,756	$129,125
Investing activities	(1,465,188)	(21,648)	(35,198)	(29,220)	(32,324)
Financing activities	1,257,477	(151,073)	(126,946)	(106,466)	(83,921)
Effect of exchange rate changes on cash	55	(2,104)	(2,591)	669	(396)
Discontinued operations:
Operating activities	—	—	—	(403)	(9,483)
Investing activities	—	—	—	—	78,757
Financing activities	—	—	—	—	(1,267)
Increase in cash and cash equivalents of discontinued operations	—	—	—	—	8,712

Increase (decrease) in cash and cash equivalents	$14,219	$30,547	$(33,752)	$(78,664)	$89,203

	As of June 30,
	2014(1)	2013	2012	2011	2010
	(in 000s)
Balance Sheet Data:
Cash and cash equivalents	$77,439	$63,220	$32,673	$66,425	$145,089
Total current assets	593,434	493,077	480,459	473,677	476,409
Total current liabilities	251,567	226,935	214,037	160,616	174,553

Net working capital	341,867	266,142	266,422	313,061	301,856
Total assets	2,518,811	979,265	970,467	927,394	913,176
Total long term debt and capital leases, including current maturities(4)	1,925,418	604,615	511,466	515,403	173,793
Total stockholders' equity(4)	205,921	119,172	197,475	214,592	544,192

(1)
Results for fiscal year 2014 included the Acquisition beginning on November 25, 2013.

(2)
We have recorded the following significant items affecting comparability of operating income and/or net income:

•
Operating income and net income in fiscal year 2014 was impacted by restructuring and acquisition-related costs of $60.8 million, and amortization of purchased intangible assets of $33.0 million.

•
Operating income and net income in fiscal year 2012 was impacted by a loss contingency accrual of $10.0 million and impairment charges of $1.8 million.

•
Operating income and net income in fiscal year 2010 was impacted by impairment charges of $11.4 million.

•
In addition to the above items, net income in fiscal years 2014 and 2011 was impacted by debt issuance costs write-offs of $7.3 million and $4.1 million, respectively. In fiscal year 2014, net income was also impacted by $2.2 million due to the write-off of net operating loss carryforwards which were partially offset by a one-time Internal Revenue Service ("IRS") benefit during the same period.

(3)
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

(4)
During fiscal year 2014, 2013, 2012, 2011 and 2010 we repurchased $53.5 million, $290.2 million, $156.4 million, $477.2 million and $92.3 million, respectively, of our common stock.

On April 24, 2013, the Company entered into the ASR Program with JPMorgan under which it paid JPMorgan $150 million and received an initial delivery of 2.3 million shares, which shares represented 85% of the ASR Program's value at a price of $54.27 per share. The ASR Program settled on September 27, 2013 with the delivery of an additional 27,344 shares. The volume-weighted average price during the repurchase period was $63.11 per share. On May 12, 2011, the Company concluded a modified Dutch auction tender offer purchasing 9.9 million shares at $40.18 per share for $398.3 million.

During fiscal year 2011, we entered into an amended and restated credit agreement that provided for a $700 million senior secured credit facility (the "Secured Credit Facility") comprised of a $300 million Term Loan A and a $400 million Revolving Credit Facility.

During fiscal year 2013, we entered into a second amended and restated credit agreement that provides for a five-year $1.07 billion Secured Credit Facility comprised of a $370 million Term Loan A and a $700 million Revolving Credit Facility.

During fiscal year 2014, we completed the Acquisition for $1.38 billion and entered into Term Loan B in which our lenders provided an aggregate principal amount of $1.1 billion. In May 2014, we made a payment on Term Loan B for $270 million.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

We are a diversified global gaming supplier that designs, manufactures, operates and distributes EGMs, networked and casino-management systems, table game products and interactive applications that drive revenue and provide operating efficiencies for gaming operators. We supply innovative hardware and games, including spinning-reel and video gaming devices, specialty gaming devices, automatic card shufflers, proprietary table game content and wide-area progressive systems. Our casino-management technology solutions allow our customers to more effectively manage their operations using our wide range of marketing, data management and analysis, accounting, player tracking, security and other software applications and tools. Under our business-to-business model, we support customers that include traditional land-based, riverboat, and Native American casinos, interactive, video lottery and central determination markets.

Key innovation drivers in our industry are Ethernet-based gaming floors, downloadable and server-based games and applications, and open protocols and common industry standards in game and system development, such as GSA protocols. We believe that players benefit from these advances by gaining more exciting experiences, better communication from casino owners, and superior customer service from gaming operators; our customers benefit through operational efficiencies that can increase their profits and streamline their operations as well as new ways to drive excitement and play on the casino floor through the ability to do system-based floor-wide promotions and slot tournaments.

On November 25, 2013, we completed the acquisition of SHFL entertainment, Inc. (the "Acquisition") for total purchase consideration of $1.38 billion (see Note 2 to the consolidated financial statements, Business Combination). The Acquisition was funded primarily from proceeds of a new Term Loan B and borrowings from our existing Revolving Credit Facility (see Note 8 to the consolidated financial statements, Long-Term Debt).

We derive our revenue from the distribution of EGMs, casino-management systems and interactive applications, and table game products. The table below presents our business segments and the percentage of total revenue contributed by each segment in the fiscal years ended June 30:

	2014(1)		2013		2012
	(dollars in millions)
EGM	$381.7	32%	$339.8	34%	$310.7	35%
Gaming Operations	405.4	33%	405.0	41%	357.4	41%
Systems	327.8	27%	252.2	25%	211.7	24%
Table Products	100.2	8%	—	—%	—	—%

	$1,215.1	100%	$997.0	100%	$879.8	100%

(1)
Results for fiscal year 2014 include the Acquisition beginning on November 25, 2013.

We operate in legalized gaming markets across the globe and provide state-of-the-art, value-add products in four distinct segments:

• EGM	—	Sale of gaming devices and related equipment, parts and conversion kits.
• Gaming Operations	—	Operation of linked progressive systems, video lottery and centrally determined systems, and the rental of gaming devices and content.
• Systems	—	Sale and support of specialized casino-management systems-based software, hardware and interactive products and related recurring maintenance revenue.
• Table Products	—	Monthly royalties from proprietary table game content as well as sale and lease of table utility products, including automatic card shufflers, deck checkers and roulette chip sorters.

Interactive products' revenues are not material to the consolidated financial statements. We review certain financial measures in assessing our financial condition and operating performance not only in connection with creating our internal forecasts and in making comparisons to financial results from prior periods, but also in making comparisons to our competitors' financial results. We focus on fluctuations in revenue, cost and gross margin and also pay close attention to changes in our consolidated operating income, net income, diluted earnings per share, adjusted earnings per share, Adjusted EBITDA (adjusted to remove the effect of asset charges and loss contingencies, restructuring and acquisition-related costs, and share-based compensation), cash flows from operations and free cash flow (cash flows from operating activities less capital expenditures) as they are key indicators of our success. We also measure changes in selling, general and administrative ("SG&A") expenses as a percent of revenue, which indicate management's ability to control costs, as well as changes in research and development ("R&D") costs as a percent of revenue, which demonstrate investment in technology and product development. The measures listed above are not a comprehensive list of all factors considered by us in assessing our financial condition and operating performance, and we may consider other individual measures as required by trends and discrete events arising in a specific period.

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

There are several new and potential gaming market developments that we believe will benefit us in the long term. In our domestic market, we are focused on approved new jurisdictional opportunities and expansions in Illinois, Ohio, Maryland, Louisiana, Mississippi, Massachusetts, New York and California, and the potential for new market opportunities in New Hampshire, Kentucky and Texas. The breadth and timing of such opportunities remain uncertain due to the legislative process in these jurisdictions, as well as the difficult credit environment facing certain of our customers and the risk of the gaming industry impact of renewed economic uncertainty. We are also engaged in expanding our position in South Africa, Australia, Macau, New Zealand, and the Philippines, and into potential new markets in Eastern Europe, Greece, Taiwan, South Korea, Japan and Brazil.

On August 1, 2014, the Company entered into the Merger Agreement with Scientific Games providing for the Merger. Upon consummation of the Merger, on the terms and subject to the conditions set forth in the Merger Agreement, each issued and outstanding share of Bally common stock will be automatically cancelled and converted into the right to receive $83.30 in cash, without interest. Consummation of the Merger is subject to customary conditions, including without limitation (i) the required approval of the Merger Agreement by the Company's stockholders, (ii) the expiration or early termination of the waiting period applicable to the consummation of the Merger under the HSR Act and (iii) the receipt of specified licenses, permits, and other approvals relating to Bally's gaming operations. On August 20, 2014, the Company received notice of early termination of the waiting period under the HSR Act. The Merger will be financed with debt and cash on hand and Scientific Games has obtained committed debt financing for the transaction, which is not subject to a financing contingency. The Merger is currently expected to be completed in early 2015. See Item 1A Risk Factors.

EGM

	Year Ended June 30,
	2014(1)	2013	2012
	(dollars in millions, except ASP)
Revenues	$381.7	$339.8	$310.7
New EGM units sold(2)	20,775	19,007	16,504
Average Selling Price ("ASP").	$16,799	$16,411	$17,044

(1)
Results for fiscal year 2014 include the Acquisition beginning on November 25, 2013.

(2)
Includes 644, -0- and -0- ETS seats sold during fiscal year 2014, 2013 and 2012, respectively.

Revenues increased in fiscal year 2014, when compared to fiscal year 2013, due primarily to the shipment of 2,834 units into the Illinois Video Game Terminal ("VGT") market, and the sale of 2,779 Equinox units and 644 ETS seats due to the Acquisition. The increase in revenues was partially offset by a decrease in Canadian video lottery terminal ("VLT") units sold from 2,226 units in fiscal year 2013, when compared to 25 units in fiscal year 2014. ASP increased in fiscal year 2014, when compared to fiscal year 2013, due primarily to geographic mix and sales of the new Pro Wave premium cabinet. EGM sales attributable to the Acquisition were approximately $74.5 million during fiscal year 2014.

Revenues increased in fiscal year 2013, when compared to fiscal year 2012, due primarily to an increase in the number of new gaming devices sold as a result of our investments in key platform and hardware innovations, and our entrance into both the Illinois and Canada video lottery markets in fiscal year

2013. ASP decreased in fiscal year 2013, when compared to fiscal year 2012, due primarily to a higher mix of lower-ASP VLT and VGT units sold and lower-ASP units sold in certain international markets.

EGM gross margins were 50%, 50% and 45% in fiscal years 2014, 2013 and 2012, respectively. Gross margin in fiscal year 2014 was impacted by acquisition-related costs of approximately $3.5 million.

Gaming Operations

	Year Ended June 30,
	2014(1)	2013	2012
	(dollars in millions)
Revenues	$405.4	$405.0	$357.4
End of period installed base:
Linked progressive systems	2,486	2,463	1,792
Rental and daily-fee games	16,080	14,855	14,890
Lottery systems(2)	12,543	11,846	11,718
Centrally determined systems	29,663	35,284	47,633

(1)
Results for fiscal year 2014 include the Acquisition beginning on November 25, 2013.

(2)
Excludes 703, 727 and 406 third-party ETS seats operating in fiscal years 2014, 2013 and 2012, respectively.

Revenues increased over each of the periods above due primarily to the significant investments we have made in our game development studios and game platform over the past few years, the continued placement of premium games, and an increase in wide-area progressive revenue ("WAP").

In fiscal year 2014, we released new WAP titles including Michael Jackson, Wanna Be Startin Somethin', James Cameron's Titanic, The Magic of David Copperfield, GREASE Pink Ladies, and other premium games. In addition, the Duo Fu Duo Cai link has recently rolled-out in the U.S. on a fixed daily fee in most markets. The Duo Fu Duo Cai link has been one of the top performers in Asia. Gaming operation revenues attributable to the Acquisition were approximately $11.7 million during fiscal year 2014. Increases in revenue for the above were offset by decreases in participation revenue during the same period.

Revenues increased in fiscal year 2013, when compared to fiscal year 2012, due to the release of Pawn Stars, Hot Shot Progressive, and Cash Wizard Tiki Magic, the continued success of the Cash Connection WAP link, including the releases of NASCAR, Michael Jackson King of Pop, GREASE, Betty Boop's Fortune Teller, and Cash Spin Jackpot, and the benefit from a full year's results from games placed in Resorts World New York City in late calendar year 2011, which impacted video lottery systems.

Gross margins were 66%, 70% and 72% in fiscal years 2014, 2013 and 2012, respectively. Gross margins in fiscal year 2014 were impacted by higher jackpot expense, the inclusion of lower margin leased ETS seats, and restructuring and acquisition-related costs of approximately $8.0 million.

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

Systems

	Year Ended June 30,
	2014		2013		2012
	(dollars in millions)
Hardware	$123.7	38%	$74.2	30%	$67.3	32%
Software and services	106.8	32%	86.8	34%	69.5	33%
Maintenance	97.3	30%	91.2	36%	74.9	35%

	$327.8	100%	$252.2	100%	$211.7	100%

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

Revenues increased during fiscal year 2014, when compared to the prior year periods, due primarily to large system installations during the respective periods coupled with the continued growth of our recurring customer base. Gross margins declined to 72% during fiscal year 2014, when compared to 76% and 74% in fiscal years 2013 and 2012, respectively, due primarily to the higher mix of hardware revenues generated during the current period.

Table Products

	Year Ended June 30,
	2014(1)	2013	2012
	(dollars in millions, except ASP)
Revenues	$100.2	$—	$—
Utility	1,556	—	—
ASP	$16,143	$—	$—
Proprietary Table Games ("PTGs")	10	—	—
ASP	$50,168	$—	$—
End of period installed base:
Utility	8,923	—	—
PTGs	3,037	—	—
Table game progressive units, table side bets and add-ons	5,685	—	—

(1)
Results for fiscal year 2014 include the Acquisition beginning on November 25, 2013.

Revenues increased during fiscal year 2014, when compared to the prior year periods, due entirely to the Acquisition which consisted primarily of revenues from PTG and utility products, including automatic card shufflers, deck checkers and roulette chip sorters during the period. Utility revenues were $64.7 million and PTG revenues were $35.5 million for fiscal year 2014.

Revenues from the sale and lease of Table Products include $34.1 million and $66.1 million included in Gaming equipment and systems revenues and Product lease, operation and royalty revenues, respectively, for the year ended June 30, 2014. Table products gross margin includes $18.7 million and

$51.9 million included in Gaming equipment and systems gross margin and Product lease, operation and royalty gross margin, respectively, for the year ended June 30, 2014.

Table Products gross margin during fiscal year 2014 was 70% and was impacted by acquisition-related costs of approximately $5.4 million.

Operating Expenses

	Year Ended June 30,
	2014	% of Revenue	2013	% of Revenue	2012	% of Revenue
	(dollars in millions)
Selling, general and administrative	$343.1	28%	$276.7	28%	$255.0	29%
Research and development costs	$135.9	11%	$111.1	11%	$96.2	11%

Included in SG&A expenses in fiscal year 2014 are restructuring and acquisition-related costs of $43.9 million. See Note 1 to the consolidated financial statements, Description of Business and Summary of Significant Accounting Principles—Restructuring and acquisition-related costs.

The increase in SG&A expenses in each consecutive fiscal year was also due to the increases in payroll and related expenses and other infrastructure expenses to support key new markets. Payroll and related expenses increased due primarily to an increase in headcount in the comparative periods. Fiscal year 2012 also included a loss contingency accrual of $10.0 million related to several legal matters and impairment charges of $1.8 million.

The increase in R&D costs was attributable to the Acquisition and our continued focus on our technology assets, the expansion of technical resources, and the competitive landscape that requires continuous development of future generations of gaming products and systems. R&D was consistent at 11% of total revenues in the three fiscal year periods.

Liquidity

Total cash and cash equivalents increased $14.2 million in fiscal year 2014, when compared to an increase of $30.5 million last year. Net cash provided by operating activities was $221.9 million and $205.4 million for fiscal year 2014 and 2013, respectively.

During fiscal year 2014, we completed the Acquisition for total purchase consideration of $1.38 billion (see Note 2 to the consolidated financial statements, Business Combination), net of cash acquired of $38.3 million. The Acquisition was funded primarily from proceeds of a new Term Loan B of $1.1 billion and borrowings from our existing Revolving Credit Facility of $330 million (see Note 8 to the consolidated financial statements, Long-Term Debt). In addition, during fiscal year 2014, we borrowed an additional $330 million under our Revolving Credit Facility, made payments on our long-term debt of $432 million, purchased treasury stock of $54 million, and paid debt issuance costs of $36 million.

Results of Operations

The summary financial results and operating statistics are as follows:

	Year Ended June 30,
	2014(2)	% Rev	2013	% Rev	2012	% Rev
	(dollars in millions)
Revenues
EGM	$381.7	32%	$339.8	34%	$310.7	35%
Gaming Operations	405.4	33%	405.0	41%	357.4	41%
Systems	327.8	27%	252.2	25%	211.7	24%
Table Products	100.2	8%	—	—%	—	—%

Total revenues	$1,215.1	100%	$997.0	100%	$879.8	100%
Gross Margin(1)
Gaming Equipment	$190.5	50%	$170.6	50%	$139.8	45%
Gaming Operations	266.6	66%	282.8	70%	257.7	72%
Systems	236.1	72%	192.6	76%	155.9	74%
Table Products	70.6	70%	—	—%	—	—%

Total gross margin	$763.8	63%	$646.0	65%	$553.4	63%
Selling, general and administrative(3)	343.1	28%	276.7	28%	255.0	29%
Research and development costs	135.9	11%	111.1	11%	96.2	11%
Depreciation and amortization	57.6	5%	22.7	3%	22.8	3%

Operating income(3)	$227.2	19%	$235.5	24%	$179.4	20%

(1)
Gross Margin excludes amortization related to intangible assets which are included in depreciation and amortization.

(2)
Results for fiscal year 2014 include the Acquisition beginning on November 25, 2013.

(3)
SG&A expenses and operating income for fiscal year 2014 was impacted by restructuring and acquisition-related costs of $43.9 million. SG&A expenses and operating income for fiscal year 2012 was impacted by a loss contingency accrual of $10.0 million and impairment charges of $1.8 million.

Fiscal Year 2014 vs. Fiscal Year 2013

Total revenues increased $218.1 million, or 22%, in fiscal year 2014, when compared to fiscal year 2013, as a result of the following:

EGM Revenue.    Revenue increased by $41.9 million, or 12%, to approximately $381.7 million primarily as a result of:

  •
  a 9% increase in new EGM units sold to 20,775 units in fiscal year 2014, when compared to 19,007 units in fiscal year 2013, driven by the shipment of 2,834 units into the Illinois VGT market, and the sale of 2,779 Equinox units and 644 ETS seats, partially offset by a decrease in Canadian VLT units sold from 2,226 units in fiscal year 2013, when compared to 25 units in fiscal year 2014; and

  •
  a 2% increase in ASP to $16,799 in fiscal year 2014, when compared to $16,411 last year, due primarily to geographic mix and sales of the new Pro Wave premium cabinet, when compared to fiscal year 2013.

EGM sales attributable to the Acquisition were approximately $74.5 million during fiscal year 2014.

EGM Gross Margin.    Gross margin was 50% in both fiscal years 2014 and 2013. Gross margin in fiscal year 2014 was impacted by acquisition-related costs of approximately $3.5 million.

Gaming Operations Revenue.    Revenue increased $0.4 million to approximately $405.4 million in fiscal year 2014, when compared to last year, primarily as a result of the continued placement of premium games, an increase in WAP, and the inclusion of 2,173 leased ETS seats. Increases in revenue for the above were offset by decreases in participation revenue during the same period.

Gaming Operation revenues attributable to the Acquisition were approximately $11.7 million during fiscal year 2014.

Gaming Operations Gross Margin.    Gross margin decreased to 66% in fiscal year 2014 from 70% in fiscal year 2013, due primarily to higher jackpot expense, the inclusion of lower margin leased ETS seats, and restructuring and acquisition-related costs of approximately $8.0 million.

Systems Revenue.    Revenue increased $75.6 million, or 30%, to approximately $327.8 million in fiscal year 2014, when compared to fiscal year 2013, due to several large system installations and hardware upgrades made by certain customers during the period which increased hardware revenue by $49.4 million, or 67%, and software and services revenue by $20.1 million, or 23%. Maintenance revenue increased $6.1 million, or 7%, during fiscal year 2014 due to the increased installed base of customers on our systems.

Systems Gross Margin.    Gross margin decreased to 72% in fiscal year 2014 from 76% in fiscal year 2013, primarily as a result of a change in the mix of products sold in the comparative periods including a 67% increase in hardware revenue which has a lower gross margin.

Table Products Revenue.    Revenue increased $100.2 million in fiscal year 2014, when compared to fiscal year 2013, due to the Acquisition which consisted primarily of the sale and lease of new products including PTGs and other table utility products, including automatic card shufflers, deck checkers and roulette chip sorters during the period.

Table Products Gross Margin.    Gross margin was 70% in fiscal year 2014 and was impacted by approximately $5.4 million in acquisition-related costs.

Selling, General and Administrative Expenses.    SG&A expenses increased $66.4 million, or 24%, in fiscal year 2014, when compared to fiscal year 2013, due primarily to the ongoing variable and fixed costs related to the Acquisition, and increases in payroll and related expenses and other infrastructure expenses to support key new markets. Payroll and related expenses increased due primarily to an increase in headcount in the comparative periods.

Included in SG&A expenses in fiscal year 2014 are restructuring and acquisition-related costs of $43.9 million. See Note 1 to the consolidated financial statements, Description of Business and Summary of Significant Accounting Principles—Restructuring and acquisition-related costs.

Research and Development Costs.    R&D costs increased $24.8 million, or 22%, in fiscal year 2014, when compared to fiscal year 2013, due primarily to the Acquisition and our continued focus on our technology assets, the expansion of technical resources, and the competitive landscape that requires continuous development of future generations of gaming products and systems. R&D was consistent at 11% of total revenues in both periods.

Depreciation and Amortization Expense.    Depreciation and amortization expense increased by $34.9 million in fiscal year 2014, when compared to fiscal year 2013, due primarily to amortization expense of $33.0 million related to intangible assets associated with the Acquisition of approximately $510.0 million.

Fiscal Year 2013 vs. Fiscal Year 2012

Total revenues increased $117.2 million, or 13%, in fiscal year 2013, when compared to fiscal year 2012, as a result of the following:

EGM Revenue.    Revenue increased by $29.1 million, or 9%, to approximately $339.8 million primarily as a result of:

  •
  a 15% increase in new gaming device sales to 19,007 units in fiscal year 2013, when compared to 16,504 units in fiscal year 2012, driven by higher domestic replacement sales, including the shipment of 2,226 Canadian VLTs, as well as by the shipment of 1,943 units into the Illinois VGT market; partially offset by

  •
  a 4% decrease in ASP to $16,411 in fiscal year 2013, when compared to $17,044 in fiscal year 2012, due primarily to a higher mix of lower-ASP VLT and VGT units sold in fiscal year 2013, and lower-ASP units sold in certain international markets, when compared to fiscal year 2012.

EGM Gross Margin.    Gross margin increased to 50% in fiscal year 2013 from 45% in fiscal year 2012, due primarily to continued cost reductions on the Pro Series line of cabinets and sales mix.

Gaming Operations Revenue.    Revenue increased $47.6 million, or 13%, to approximately $405.0 million in fiscal year 2013, when compared to fiscal year 2012, primarily as a result of:

  •
  an increase in participation and rental revenue due to an increase in our end of period installed base of games, the continuing placements of higher yield premium products, and newer and more popular game titles;

  •
  an increase in linked progressive revenue driven by a 38% increase in the installed base of games, when compared to fiscal year 2012, due primarily to the introduction of our WAP link Cash Connection in late fiscal year 2012; and

  •
  the performance of our lottery systems due to increases in our end of period installed base of games due primarily to previously placed games at Resorts World Casino New York City which opened in late calendar year 2011.

Gaming Operations Gross Margin.    Gross margin decreased to 70% in fiscal year 2013 from 72% in fiscal year 2012, due primarily to higher jackpot expense.

Systems Revenue.    Revenue increased $40.5 million, or 19%, to approximately $252.2 million in fiscal year 2013, when compared to fiscal year 2012, which was comprised primarily of a $17.3 million, or 25%, increase in software and services revenue, and a $6.9 million, or 10%, increase in hardware revenue during the same period. Maintenance revenues increased $16.3 million, or 22%, due to the increased install base of customers on our systems.

Systems Gross Margin.    Gross margin increased to 76% in fiscal year 2013 from 74% in fiscal year 2012, primarily as a result of a change in the mix of products sold in the comparative periods including an increase in maintenance revenue and software and services revenue which involve minimal variable costs.

Selling, General and Administrative Expenses.    SG&A expenses increased $21.7 million, or 8%, in fiscal year 2013, when compared to fiscal year 2012, due primarily to increases in payroll and related expenses, regulatory, bad debt expense, and other infrastructure expense to support key new markets. Payroll and related expenses increased due primarily to an increase in headcount in the comparative period as a result of our expansion in certain international markets, and certain compensation related to executive succession.

Research and Development Costs.    R&D costs increased $14.9 million, or 15%, in fiscal year 2013, when compared to fiscal year 2012, due primarily to increased product development efforts requiring an increase in employees. R&D was consistent at 11% of total revenues in both periods.

Depreciation and Amortization Expense.    Depreciation and amortization expense decreased $0.1 million in fiscal year 2013, when compared to fiscal year 2012.

Other Income (Expense), Income Tax Expense and Net Income (Loss) Attributable to Noncontrolling Interests

Other income (expense) and income tax expense and net income (loss) attributable to noncontrolling interests was as follows:

	Year Ended June 30,
	2014	2013	2012
	(in millions)
Other income (expense)
Interest income	$8.9	$5.3	$5.2
Interest expense	(56.8)	(18.1)	(17.4)
Loss on extinguishment of debt	(7.3)	—	—
Other, net	(6.2)	(6.4)	(2.8)

Total other expense	$(61.4)	$(19.2)	$(15.0)
Income tax expense	(66.1)	(76.6)	(63.5)
Net income (loss) attributable to noncontrolling interests	1.2	(1.7)	(0.2)

Fiscal Year 2014 vs. Fiscal Year 2013

Other Income (Expense).    Total other expense increased $42.2 million in fiscal year 2014, when compared to last year, due primarily to increases in interest expense and a loss on the extinguishment of debt during the period. Interest expense increased $38.7 million in fiscal year 2014, when compared to fiscal year 2013, due to the increase in long-term debt during the period associated with the Acquisition (see Note 8 to the consolidated financial statements, Long-Term Debt). The loss on extinguishment of debt related to the write-off of debt issuance costs associated with the amendment of Term Loan A and a $270 million payment on Term Loan B during the period (see Note 8 to the consolidated financial statements, Long-Term Debt). Losses on foreign currency translations were $6.4 million in fiscal year 2014, when compared to $6.7 million in fiscal year 2013.

Income Tax Expense.    Income tax expense decreased $10.5 million during fiscal year 2014, when compared to fiscal year 2013, due primarily to the decrease in income from operations before taxes in the current period. See Note 12 to the consolidated financial statements, Income Taxes. The effective income tax rate for fiscal years 2014 and 2013 was 39.8% and 35.4%, respectively, due to the realignment of international markets including certain valuation allowances placed on NOLs.

Net income (loss) attributable to noncontrolling interests.    Net income attributable to noncontrolling interests increased $2.9 million in fiscal year 2014, when compared to fiscal year 2013, due to decreases in jackpot expense.

Fiscal Year 2013 vs. Fiscal Year 2012

Other Income (Expense).    Total other expense increased $4.2 million, or 28%, in fiscal year 2013, when compared to fiscal year 2012, due primarily to increases in interest and other expense during the period. Losses on foreign currency translations were $6.7 million in fiscal year 2013, when compared to $3.4 million in fiscal year 2012. Interest expense increased $0.7 million in fiscal year 2013, when compared to fiscal year 2012, due primarily to an increase in the interest rate coupled with the increase in long term debt upon entering into the second amended and restated credit agreement in April 2013.

Income Tax Expense.    Income tax expense increased $13.1 million during fiscal year 2013, when compared to fiscal year 2012, due primarily to the increase in net income partially offset by a lower income tax rate during fiscal year 2013. Fiscal year 2013 was impacted by the reinstatement of the R&D tax credit. See Note 12 to the consolidated financial statements, Income Taxes. The effective income tax rate for fiscal years 2013 and 2012 was 35.4% and 38.6%, respectively.

Net income (loss) attributable to noncontrolling interests.    Net loss attributable to noncontrolling interests increased $1.5 million in fiscal year 2013, when compared to fiscal year 2012, due to higher jackpot expense.

Financial Condition and Liquidity

Working Capital

			Increase
	June 30, 2014	June 30, 2013
			Amount	%
	(dollars in 000s)
Cash and cash equivalents	$77,439	$63,220	$14,219	22%
Total long-term debt, including current maturities	$1,925,418	$604,615	$1,320,803	218%
Total current assets	$593,434	$493,077	$100,357	20%
Total current liabilities	251,567	226,935	24,632	11%

Net working capital	$341,867	$266,142	$75,725	28%

Our working capital increased $75.7 million due primarily to the Acquisition which included $156.1 million in total current assets and $31.3 million in total current liabilities as of June 30, 2014. In addition, exclusive of the Acquisition, there were decreases in inventories, deferred income tax assets, and prepaid and refundable income tax at June 30, 2014, when compared to June 30, 2013.

Pursuant to various state gaming regulations, certain cash accounts are maintained to ensure availability of funds to pay wide-area progressive jackpot awards in installments, rather than in one lump-sum. At June 30, 2014 and 2013, these accounts had an aggregate value of approximately $17.2 million and $12.9 million, respectively, which are classified as restricted cash in our consolidated balance sheets. In addition, we purchase U.S. Treasury Strip Securities for the benefit of jackpot winners who elect to receive winnings in annual or weekly installment payments. These securities are included in restricted long-term investments in the accompanying consolidated balance sheets, and totaled $16.8 million and $14.8 million as of June 30, 2014 and 2013, respectively. In addition to the U.S. Treasury Strip Securities for the benefit of jackpot winners, restricted long-term investments at June 30, 2014 also included $77.2 million of funds in escrow for the Company's purchase of Dragonplay Ltd. (see Note 17 to the consolidated financial statements, Subsequent Events).

On June 30, 2014 and 2013, the amount of cash and investments held by foreign subsidiaries was $59.0 million and $38.1 million, respectively. If these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes to repatriate these funds.

As a result of the Acquisition and increased debt service requirements resulting from the additional debt incurred by us in connection therewith, we recorded a deferred tax liability of approximately $13.5 million for the full estimated U.S. tax cost, net of related foreign tax credits, associated with remitting of earnings of SHFL Austria, Australia and Macau accumulated as of the Acquisition date back to the U.S.

Total current and long-term accounts and notes receivable increased $50.5 million during fiscal year 2014, when compared to last year, which included $68.5 million of current and long-term accounts receivable related to the Acquisition (see Note 2 to the consolidated financial statements, Business Combination). As of June 30, 2014, our DSOs decreased to 95 days at June 30, 2014 from 106 days at June 30, 2013 due to an increase in collections.

During fiscal year 2014, we repurchased 0.8 million shares of our common stock for approximately $47.2 million under our share repurchase plan. During fiscal year 2013, we repurchased 5.2 million shares of our common stock for approximately $280.1 million under our share repurchase plan. On April 24, 2013, we entered into the ASR Program with JPMorgan under which we paid JPMorgan $150.0 million and received an initial delivery of 2.3 million shares, which represented 85% of the ASR Program's value at a price of $54.27 per share. Shares representing the remaining 15% of the ASR Program's value were delivered at maturity of the ASR Program, with the final number of shares repurchased based on the volume-weighted average price of the Company's common stock during the repurchase period, less an agreed upon discount and adjusted for the initial share delivery. The ASR Program settled on September 27, 2013 with the delivery of an additional 27,344 shares. The volume-weighted average price during the repurchase period was $63.11 per share.

On April 19, 2013, we amended and restated our existing credit agreement (the "Amended and Restated Credit Agreement") that provides for a five-year $1.07 billion Secured Credit Facility comprised of a $370 million Term Loan A and a $700 million Revolving Credit Facility, including a $50 million sublimit for the issuance of standby letters of credit, a $10 million sublimit for swingline loans and a $150 million sublimit for multicurrency borrowings approved under the Secured Credit Facility.

On November 25, 2013, we completed the Acquisition and entered into a Term Loan B with an aggregate principal amount of $1.1 billion. We capitalized debt issuance costs of $22.5 million associated with the Term Loan B, of which $10.5 million were recorded as a discount to long-term debt.

On May 27, 2014, we entered into an incremental joinder agreement and Amendment No. 2 (the "Second Amendment") to our Amended and Restated Credit Agreement. The Second Amendment increased the borrowing capacity of the Revolving Credit Facility by $370 million, extended the maturity date of Term Loan A and Revolving Credit Facility to May 2019, and revised the leverage-based pricing grid. As a result of the Second Amendment, we wrote-off net debt issuance costs of $0.2 million.

In May 2014, we made a payment on Term Loan B for $270 million. As a result of the payment, we wrote-off related net debt issuance costs of $4.7 million and discount to long-term debt of $2.4 million.

Term Loan A requires quarterly principal payments of $7.5 million from June 2014 through March 2016; and $5.0 million from June 2016 until the Term Loan A's maturity in May 2019, when the remaining outstanding principal balance of $227.5 million is due.

Term Loan B requires quarterly principal payments equal to $2.1 million until its maturity in November 2020, when the remaining outstanding principal balance of $770.6 million is due.

As of June 30, 2014 and June 30, 2013, the interest rate on the Revolving Credit Facility was 2.15% and 1.45%, respectively, and the interest rate on the Term Loan A was 3.65% and 3.59%, respectively, after giving effect to the floating-to-fixed interest rate swaps. As of June 30, 2014, the interest rate on the Term Loan B was 4.25% (see Note 8 to the consolidated financial statements, Long-Term Debt).

As of June 30, 2014 and June 30, 2013, there was approximately $300 million and $460 million, respectively, of undrawn availability under the Revolving Credit Facility. Availability under the Revolving Credit Facility is reduced to the extent of outstanding letters of credit.

Management believes that cash flows from current operating activities will provide us with sufficient capital resources and liquidity to operate our business for at least the next 12 months.

At June 30, 2014, we had no material commitments for capital expenditures and we expect to fund any contingent consideration and employee retention payments related to the Dragonplay acquisition with funds on hand and cash generated from operating activities (see Note 17 to the consolidated financial statements, Subsequent Events).

Cash Flow Summary

Our primary sources of liquidity include existing cash and cash equivalents, cash flows from all operating activities and the availability of funds under our Revolving Credit Facility. We utilize our cash to acquire materials for the manufacture of goods for resale, to pay long-term debt, payroll, interest, taxes and SG&A expenses and to fund R&D activities.

Cash flows provided by operating activities were $221.9 million in fiscal year 2014 as compared to $205.4 million in fiscal year 2013 and $131.0 million in fiscal year 2012, a $16.5 million and $74.4 million increase, respectively. The increase in net cash provided by operating activities in fiscal year 2014 was due primarily to the Acquisition. The increase in net cash provided by operating activities in fiscal year 2013 was positively impacted by improvements in net income, accounts and notes receivable, and inventory, and were partially offset by changes in prepaid and refundable income tax, accounts payable and accrued liabilities and jackpot liabilities during the same period.

Cash utilized for investing activities is primarily for capital expenditures related to office and gaming equipment and improvements in leaseholds, financing arrangements with customers, and investments in technology and other long-term assets. During fiscal year 2014, we completed the Acquisition for total consideration of $1.38 billion (see Note 2 to the consolidated financial statements, Business Combination), net of cash acquired of $38.3 million, made payments for capital expenditures of $24.1 million, purchased long-term assets of $10.8 million, purchased U.S. Treasury Strip Securities for the benefit of jackpot winners for $6.3 million, posted a cash bond in Macau for $5.5 million, and deposited $77.2 million of funds in escrow for the purchase of Dragonplay Ltd. (see Note 17 to the consolidated financial statements, Subsequent Events).

During fiscal year 2013, we made payments for capital expenditures of $16.8 million and purchased long-term assets of $1.9 million.

Cash utilized for financing activities is primarily for the payment of principal on our debt, the payment of debt issuance costs, and the repurchase of shares of our common stock. During fiscal year 2014, we made payments on our long-term debt of $432.0 million, paid debt issue costs of $36.2 million, and repurchased $53.5 million of our common stock (including restricted stock forfeitures to satisfy tax withholding). During fiscal year 2013, we made payments on our Secured Credit Facility of $107.0 million, paid debt issuance costs of $4.9 million, and repurchased $292.4 million of our common stock (including restricted stock forfeitures to satisfy tax withholding).

Cash provided by financing activities is primarily from proceeds from the exercise of stock options and purchases of stock under our 2008 Employee Stock Purchase Plan (the "2008 ESPP"), borrowings under our Revolving Credit Facility or long-term debt, and excess tax benefits of stock option exercises. During fiscal year 2014, the Acquisition was funded from proceeds of the Term Loan B of $1.1 billion and borrowings under our existing Revolving Credit Facility of $330 million (see Note 8 to the consolidated financial statements, Long-Term Debt). During fiscal year 2014, we borrowed an additional $330 million from our Revolving Credit Facility, and employees purchased common stock through the exercise of stock options or the participation in the 2008 ESPP for $15.6 million. During fiscal year 2013, we had borrowings under our existing Secured Credit Facility of $200.0 million and employees purchased common stock through the exercise of stock options or the participation in the 2008 ESPP for $35.6 million.

Contractual Commitments

We are committed to make future payments pursuant to various contracts and agreements. A summary of those contractual obligations existing as of June 30, 2014, grouped according to the periods in which such payments are due, is as follows:

	Payments Due By Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(in 000s)
Debt:
Revolving credit facility	$—	$—	$770,000	$—	$770,000
Term loan A(1)	30,000	47,500	262,500	—	340,000
Term loan B, net of discounts of $7.2 million(1)	8,286	16,573	16,573	773,807	815,239
Other, generally unsecured debt	179	—	—	—	179

	$38,465	$64,073	$1,049,073	$773,807	$1,925,418
Estimated interest payments(2)	64,258	124,517	117,469	47,099	353,343

	$102,723	$188,590	$1,166,542	$820,906	$2,278,761
Other commitments:
Operating leases(3)	10,529	15,112	3,692	498	29,831
Jackpot liabilities(4)	11,725	1,322	1,539	9,708	24,294
Employment agreements(5)	1,000	2,000	—	—	3,000

Total commitments	$125,977	$207,024	$1,171,773	$831,112	$2,335,886

(1)
Our Term Loan A requires quarterly principal payments equal to $7.5 million from June 2014 through March 2016, and $5.0 million from June 2016 until the term loan's maturity date in May 2019, when the remaining outstanding principal balance of $227.5 million is due. Our Term Loan B requires quarterly principal payments equal to $2.1 million until the term loan's maturity date in November 2020, when the remaining outstanding principal balance of $770.6 million is due.

(2)
Loans under the Secured Credit Facility bear interest at a variable rate of interest equal to either the applicable base rate or LIBOR, plus in each case an interest margin determined by the Company's leverage ratio. As of June 30, 2014, our leverage ratio was approximately 3.88, the interest rate on the Revolving Credit Facility was 2.15%, the interest rate on Term Loan A was 3.65%, and the interest rate on Term Loan B was 4.25%, after giving effect to the floating-to-fixed interest rate swap(s).

Effective June 2011, we entered into a floating-to-fixed rate swap agreement with a maturity date of May 13, 2016 to fix a portion of the floating LIBOR-based debt under the Secured Credit Facility to fixed-rate debt at an interest rate of 2.09% (plus applicable margin). In October 2013, we entered into an additional floating-to-fixed rate swap agreement with a maturity of June 30, 2018 to fix an additional portion of the floating LIBOR-based debt of the Secured Credit Facility to fixed-rate debt at an interest rate of 2.04% (plus applicable margin). The interest rate swaps have accreting and subsequently amortizing notionals in order to hedge the targeted amount of debt over the life of the swaps. In January 2014, we entered into an additional floating-to-fixed rate swap agreement with a maturity of June 30, 2020 to fix an additional portion of the floating LIBOR-based debt of the Secured Credit Facility to fixed-rate debt at an interest rate of 3.00%

  (plus applicable margin) for $450 million of such debt, without any accreting or amortizing features. At June 30, 2014, the swap agreements had notional values of $240.0 million of active swaps and $550.0 million of forward starting swaps.

  We computed estimated future interest payments for our term loans and Revolving Credit Facility using interest rates as of June 30, 2014. The term loans' interest rate includes the floating-to-fixed rate swap agreement for its remaining term and assumes our leverage ratio continues to be greater than 3.75.

(3)
Consists of operating leases for our facilities, autos and office equipment, less sublease income, if applicable, that expire at various times through fiscal year 2022.

(4)
Represents amounts payable to future jackpot winners on our wide-area progressive systems.

(5)
We have entered into employment agreements and employment letters with our corporate officers and certain other key employees. Significant contract provisions include annual base salaries, healthcare benefits, bonus compensation if performance measures are achieved and non-compete provisions. These contracts are primarily "at will" employment agreements, under which the employee or we may terminate employment. If we terminate any of these employees without cause, we are obligated to pay the employee severance benefits as specified in their individual employment agreements as well as consideration in exchange for their non-compete covenants as set out in their individual relevant non-compete and other agreements.

As of June 30, 2014, we had a liability for unrecognized tax benefits of $10.4 million, including accrued interest and penalties. It is difficult to estimate the period of cash settlement for the liability for unrecognized tax benefits; however we believe it is reasonably possible that the amount of unrecognized tax benefits may decrease in fiscal year 2015 by up to $5.2 million. See Note 12 to the consolidated financial statements, Income Taxes, for a further discussion on our income tax positions.

Off Balance Sheet Arrangements

We are party to financial instruments with off-balance sheet risk, such as performance bonds and other guarantees not reflected in our balance sheet that arise in the normal course of business. However, such off-balance sheet arrangements are not reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or resources. See Note 9 to the consolidated financial statements, Leases.

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

Business Combinations

We apply the provisions of ASC 805, Business Combinations, in the accounting for acquisitions. It requires that we recognize separately from goodwill the assets acquired and the liabilities assumed, at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. Significant estimates and assumptions are required to value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable. These estimates are inherently uncertain and subject to refinement and typically include the calculation of an appropriate discount rate and projection of the cash flows associated with each acquired asset. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. In addition, deferred tax assets, deferred tax liabilities, uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. We reevaluate these items quarterly based upon facts and circumstances that existed as of the acquisition date and any adjustments to its preliminary estimates are recorded to goodwill if identified within the measurement period. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations.

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

Products placed with customers on a trial basis are recorded as revenue once the trial period has ended, the customer has accepted the games, and all other revenue recognition criteria have been satisfied. Our standard sales contracts do not contain right of return provisions and we have not experienced significant sales returns. Therefore, we have not recorded an allowance for sales returns. Amounts billed to customers prior to completing the earnings process are deferred until the revenue recognition criteria are satisfied.

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

Gaming Equipment and Systems Revenue

Gaming Equipment Revenue.    Gaming Equipment revenue is generated from the sale of EGMs, including up-front licensing rights to game content, table game products, including the sale of lifetime licenses to our proprietary table games, and parts and other ancillary equipment. Arrangements may also include sales of game content conversion kits which enable customers to replace game content without purchasing a new EGM. The recognition of revenue from product sales occurs as title and risk of loss have passed to the customer and all other revenue recognition criteria have been satisfied. Revenue is recorded for the sale of lifetime licenses, under which we have no continuing obligation, on the effective date of the license.

As the combination of game content software and the tangible EGMs and table game products function together to deliver the product's essential functionality, revenue from the sale of EGMs and table game products is recognized under general revenue recognition guidance. Game content conversion kits are considered software deliverables and are recognized in accordance with software revenue recognition guidance.

Casino-Management Systems Revenue.    Systems revenue arrangements generally include a combination of casino-management systems software licenses, systems-based hardware products, maintenance and product support fees and professional services. The primary function of casino-management systems software licensed by us is to aid customers to more effectively run their business with marketing, data management and analysis, accounting, player tracking and security features.

Revenue for casino-management systems software and maintenance and product support fees is recognized under software revenue recognition guidance. Although the casino-management systems software and certain systems-based hardware function together, the functionality of casino-management systems software is primarily derived from the software. The casino-management systems software is not essential to the functionality of the systems-based hardware products.

We license casino-management systems software on a perpetual basis or under time-based licenses. Revenue from perpetual license software is recognized at the inception of the license term provided all revenue recognition criteria have been satisfied. Revenue from maintenance and product support fees sold with perpetual licenses is recognized over the term of the support period. Our time-based licenses are generally for twelve month terms and are bundled with software maintenance and product support fees. All revenue from such arrangements is recognized over the term of the license.

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

Multiple Element Arrangements.    We enter into revenue arrangements that may consist of multiple deliverables of our products and services. For example, customers may enter into arrangements with us for the implementation of casino-management systems, which will generally include a combination of casino-management systems software licenses, systems-based hardware products, maintenance and product support fees, and professional services. Certain gaming equipment arrangements may also include the sale of gaming devices and game content conversion kits.

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

In allocating arrangement fees under the relative selling price hierarchy, we use VSOE for all products which have been sold on a stand-alone basis. As TPE is generally not available, we use ESP for products that are not sold on a stand-alone basis and for recently introduced products that are sold on a stand-alone basis but for which a history of stand-alone sales has not yet been developed. Following these guidelines, we use either VSOE or ESP for EGMs, table game products, system-based hardware products, maintenance and product support fees associated with perpetual licenses and professional services; and ESP for perpetual and time-based software licenses and maintenance and product support fees associated with time-based licenses.

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

The establishment of VSOE requires judgment as to whether there is a sufficient quantity of items sold on a stand-alone basis or substantive PCS contract renewals and whether the prices or PCS renewal rates demonstrate an appropriate level of concentration to conclude that VSOE exists. In determining ESP, management considers a variety of information including historic pricing and discounting practices, competitive market activity, internal costs, and the pricing and discounting practices of products sold in similar arrangements.

Allowances for doubtful accounts

We regularly evaluate the credit quality of our accounts and notes receivable and establish an allowance for doubtful accounts based on a combination of factors including, but not limited to, customer collection experience, economic conditions and the customer's financial condition. In addition to specific account identification, which includes the review of any modifications of accounts and notes receivable, if applicable, we utilize historic collection experience to establish an allowance for doubtful accounts. Receivables are written off only after we have exhausted all reasonable collection efforts.

During the years ended June 30, 2014, 2013 and 2012, the provision for doubtful accounts was $3.8 million, $11.2 million and $9.9 million, respectively.

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

As a result of our ongoing analysis of inventory, we recognized inventory write-downs totaling $12.2 million, $6.1 million and $5.9 million during the years ended June 30, 2014, 2013 and 2012, respectively.

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

Impairment of long-lived assets and goodwill

We do not renew or extend the term of our intangible assets. We review long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business or market price of the long-lived asset, a significant adverse change in legal factors or business climate that could affect the value of a long-lived asset, or a current period operating or cash flow loss combined with a history of operating or cash flow losses. We group long-lived assets for impairment analysis at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of long-lived assets is measured by a comparison of the carrying amount of the asset to future, net cash flows expected to be generated by the asset, undiscounted and without interest. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

We review goodwill for impairment annually at the beginning of our fourth fiscal quarter, or whenever events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The goodwill impairment analysis may start with an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, after assessing the qualitative factors, we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, or if we do not perform a qualitative assessment, we will perform a quantitative impairment analysis. We perform the quantitative impairment analysis of goodwill at a reporting unit level by comparing the fair value of a reporting unit with our carrying value, including goodwill. If the fair value is less than the carrying value, the impairment to be recognized is measured as the amount by which the carrying amount of the goodwill exceeds the fair value of the reporting unit goodwill.

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

During the years ended June 30, 2014, 2013 and 2012, no impairment charges related to long-lived assets or goodwill were recorded.

Share-based compensation

We account for share-based compensation based on the calculated fair value of the award measured on the grant date which is recognized, net of estimated forfeitures, as expense over the employee's requisite service period which is generally the vesting period of the equity grant.

Determining the appropriate fair value model and calculating the fair value of share-based awards requires the input of highly subjective assumptions including the expected option term and the expected volatility of our common stock over the option's expected term. We have also granted certain RSU awards which contain performance goals related to total shareholder return. For these awards, we utilized a Monte Carlo simulation to derive the grant date fair value of each award. We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of stock options granted; however, if actual results differ significantly from these estimates, share-based compensation expense could be materially impacted.

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

Pre-tax share-based compensation expense was $14.0 million, $13.4 million and $14.2 million during the years ended June 30, 2014, 2013 and 2012, respectively. As of June 30, 2014, there was $1.2 million of total unrecognized compensation expense related to the unvested portion of stock options which will be recognized over the subsequent 1.23 years. In addition, as of June 30, 2014, there was $32.0 million of total unrecognized compensation expense related to the unvested portion of restricted stock and restricted stock units ("RSU") which will be recognized over the subsequent 2.02 years.

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

We have not provided income taxes on approximately $35.2 million and $15.2 million of undistributed earnings as of June 30, 2014 and 2013, respectively, from certain foreign subsidiaries. We plan to permanently invest the earnings in the foreign subsidiaries and therefore have not recorded a deferred tax liability associated with the undistributed earnings. A determination of the potential deferred tax liability which would result from these earnings is not practicable at this time.

The recoverability of certain deferred tax assets is based in part on estimates of future income and the timing of temporary differences, and the failure to fully realize such deferred tax assets could result in a higher tax provision in future periods. Our net deferred tax liabilities totaled $70.4 million at June 30, 2014 and our net deferred tax assets totaled $56.1 million at June 30, 2013. Our accrued income taxes payable totaled $5.5 million and $11.3 million and our accrued income taxes receivable totaled $22.3 million and $23.7 million at June 30, 2014 and 2013, respectively. We have classified $0.5 million and $1.8 million of the accrued income taxes receivable at June 30, 2014 and 2013, respectively, as long term as we do not expect collection of these amounts in the next twelve months.

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

We are required to make significant judgments when evaluating our uncertain tax positions and the related tax benefits. We believe our assumptions are reasonable; however, there is no guarantee that the final outcome of the related matters will not differ from the amounts reflected in our income tax provisions and accruals. We adjust our liability for uncertain tax positions based on changes in facts and circumstances such as the closing of a tax audit or changes in estimates. Our income tax provision may be impacted to the extent that the final outcome of these tax positions is different than the amounts recorded. As of June 30, 2014 and 2013, our liabilities for unrecognized tax benefits totaled $10.1 million and $15.6 million, respectively. Of these amounts, $9.9 million and $15.5 million, respectively, if recognized, would impact the effective tax rate.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of June 30, 2014, we had total debt outstanding of approximately $1.925 billion which consisted primarily of a $1.155 billion in term loans and $770 million of borrowing under our Revolving Credit Facility.

We have reduced our exposure to market interest rate risk because the variable interest rate on the majority of Term Loan A was effectively converted to a fixed rate as a result of the floating-to-fixed interest rate swaps entered into in June 2011, and discussed in Note 8 to the consolidated financial statements, Long-Term Debt. As of June 30, 2014, the interest rate on the Revolving Credit Facility was 2.15%, the interest rate on our Term Loan A was approximately 3.65% and the interest rate on our Term Loan B was 4.25%, after giving effect to our interest rate swap(s), if applicable. We estimate a hypothetical decline of 100 bps in applicable interest rates would have an immaterial impact on our business because we continue to manage this exposure with derivative financial instruments.

Foreign Currency Exchange Rate Risk

Certain of our foreign subsidiaries use their local currency as their functional currency and are exposed to risks resulting from fluctuations in foreign currency exchange rates. During the years ended June 30, 2014, 2013 and 2012, we recognized foreign currency exchange rate losses of approximately $6.4 million, $6.7 million and $6.4 million, respectively. We estimate that a hypothetical 10% strengthening (or weakening) of the U.S. dollar for fiscal year 2014 would have had an immaterial impact on our business because we manage this exposure with derivative financial instruments.

In addition, the net assets of these subsidiaries are exposed to foreign currency translation gains and losses which are included as a component of accumulated other comprehensive income in stockholders' equity in our Consolidated Balance Sheet. Such translation resulted in unrealized gains of $10 million and $45,000 for fiscal years 2014 and 2013, respectively.

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

Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.

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

Management evaluated the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (1992). Based on this assessment, management concluded that our internal control over financial reporting was effective as of June 30, 2014. The attestation report issued by Deloitte & Touche LLP, an independent registered public accounting firm, on the effectiveness of our internal control over financial reporting is included in their audit opinion included on page F-2 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting during the Quarter Ended June 30, 2014

There were no changes in our internal control over financial reporting that occurred in the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended June 30, 2014.

ITEM 11.    EXECUTIVE COMPENSATION

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended June 30, 2014.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

All information, except the equity compensation plans table below, required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended June 30, 2014.

Equity Compensation Plans

The following table sets forth information as of June 30, 2014 with respect to our equity compensation plans under which our equity securities are authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options and rights(1)	Weighted average exercise price of outstanding options and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category
Equity compensation plans approved by security holders(2)	902,435	$24.74	3,968,981	(3)

(1)
Rights include grants for Restricted Stock Units that can be exercised for no consideration; the total weighted average exercise price excluding these rights would be $28.51.

(2)
We do not have any equity compensation plans not approved by security holders.

(3)
Includes 425,644 shares of common stock available for future issuance under the 2008 ESPP.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended June 30, 2014.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended June 30, 2014.

 PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Annual Report on Form 10-K:

1.
Financial Statements:

•
Report of Independent Registered Public Accounting Firm

•
Consolidated Balance Sheets as of June 30, 2014 and 2013

•
Consolidated Statements of Operations for the Years Ended June 30, 2014, 2013 and 2012

•
Consolidated Statements of Comprehensive Income for the Years Ended June 30, 2014, 2013 and 2012

•
Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2014, 2013 and 2012

•
Consolidated Statements of Cash Flows for the Years Ended June 30, 2014, 2013 and 2012

•
Notes to consolidated financial statements

2.
Financial Statement Schedules: Schedule II—Valuation and Qualifying Accounts for the years ended June 30, 2014, 2013 and 2012

3.
Exhibits:

Exhibit Number	Description
2.1^	Agreement and Plan of Merger, dated July 15, 2013, by and among Bally Technologies, Inc., Manhattan Merger Corp., and SHFL entertainment, Inc., filed on July 18, 2013 as Exhibit 2.1 to the Current Report on Form 8-K of Bally Technologies, Inc. and incorporated herein by reference.
2.2^
Agreement and Plan of Merger, dated as of August 1, 2014, by and among Bally Technologies, Inc., Scientific Games Corporation, Scientific Games Nevada, Inc., and Scientific Games International, Inc., filed on August 4, 2014 as Exhibit 2.1 to the Current Report on Form 8-K of Bally Technologies, Inc. and incorporated herein by reference.
3.1
Restated Articles of Incorporation of Alliance Gaming Corporation, as amended, filed on May 7, 2004 as Exhibit 4.6 to the Registration Statement on Form S-8 (File No. 333-115271) of Alliance Gaming Corporation, and incorporated herein by reference.
3.2
Amendment to Amended and Restated Articles of Incorporation dated March 13, 2006, filed on August 29, 2012 as Exhibit 3.2 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2012 of Bally Technologies, Inc., and incorporated herein by reference.
3.3
Certificate of Increase in Number of Authorized Shares of Common Stock of Alliance Gaming Corporation dated April 16, 2002, filed on August 28, 2013 as Exhibit 3.3 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2013 of Bally Technologies, Inc., and incorporated herein by reference.
3.4
Second Amended and Restated Bylaws of Bally Technologies, Inc., filed on October 22, 2012 as Exhibit 3.1 to the Current Report on Form 8-K of Bally Technologies, Inc., and incorporated herein by reference.

Exhibit Number	Description
3.5	First Amendment to Second Amended and Restated Bylaws of Bally Technologies, Inc., filed on December 9, 2013 as Exhibit 3.1 to the Current Report on Form 8-K of Bally Technologies, Inc., and incorporated herein by reference.
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
10.3
Amendment No. 1 to Second Amended and Restated Credit Agreement dated as of August 27, 2013, among Bally Technologies, Inc., the lenders party thereto and Bank of America, N.A., as Administrative Agent, filed on August 29, 2013 as Exhibit 10.1 to the Current Report on Form 8-K of Bally Technologies, Inc., and incorporated herein by reference.
10.4
Incremental Joinder Agreement dated as of November 25, 2013, by and among Bally Technologies, Inc., certain of its subsidiaries, the lenders party thereto and Bank of America, N.A., as Administrative Agent, filed on November 29, 2013 as Exhibit 10.1 to the Current Report on Form 8-K of Bally Technologies, Inc., and incorporated herein by reference.
10.5#	Amendment No. 2 to Second Amended and Restated Credit Agreement dated as of May 27, 2014, among Bally Technologies, Inc., the lenders party thereto and Bank of America, N.A., as Administrative Agent.
10.6#	Incremental Joinder Agreement dated as of May 27, 2014, among Bally Technologies, Inc., certain of its subsidiaries, the lenders party thereto and Bank of America, N.A., as Administrative Agent.
10.7
Master Confirmation—Uncollared Accelerated Share Repurchase dated April 24, 2013, by and between J.P. Morgan Securities LLC and Bally Technologies, Inc., filed on May 6, 2013 as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013 of Bally Technologies, Inc., and incorporated herein by reference.
10.8*
Alliance Gaming Corporation 1996 Long Term Incentive Plan, filed on August 21, 1997 with the Registration Statement on Form S-8 (File No. 333-34077) of Alliance Gaming Corporation, and incorporated herein by reference.

Exhibit Number	Description
10.9*	Amended and Restated Bally Technologies, Inc. 2010 Long Term Incentive Plan, filed on June 27, 2014 as Exhibit 10.1 to the Registration Statement on Form S-8 (File No. 333-197087) of Bally Technologies, Inc., and incorporated herein by reference.
10.10*
Amended and Restated Bally Technologies, Inc. Employee Stock Purchase Plan, filed on June 27, 2014 as Exhibit 10.2 to the Registration Statement on Form S-8 (File No. 333-197087) of Bally Technologies, Inc., and incorporated herein by reference.
10.11*
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
10.15*
Form of Notice of Grant of Award of Restricted Stock and Award Agreement under the 2010 Long Term Incentive Plan, filed on August 26, 2010 as Exhibit 10.11 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2010 of Bally Technologies, Inc., and incorporated herein by reference.
10.16*#	Executive Employment Agreement, dated as of June 4, 2014, by and between Bally Technologies, Inc. and Richard Haddrill.
10.17*
Non-Executive Chairman Agreement dated November 14, 2012, by and between Bally Technologies, Inc. and Richard Haddrill, filed on November 20, 2012 as Exhibit 10.2 to the Current Report on Form 8-K of Bally Technologies, Inc., and incorporated herein by reference.
10.18*
Executive Employment Agreement dated November 14, 2012 by and between Bally Technologies, Inc. and Ramesh Srinivasan, filed on November 20, 2012 as Exhibit 10.1 to the Current Report on Form 8-K of Bally Technologies, Inc., and incorporated herein by reference.
10.19*
Letter Agreement dated August 12, 2010, by and between Bally Technologies, Inc. and Neil Davidson, filed on August 17, 2010 as Exhibit 10.1 to the Current Report on Form 8-K of Bally Technologies, Inc., and incorporated herein by reference.
10.20*#	Employment Agreement dated August 15, 2000 between Alliance Gaming Corporation and Mark Lerner.
10.21*
Separation and Consulting Agreement, dated December 20, 2013, by and between Bally Technologies, Inc. and Mark Lerner, filed on January 13, 2014 as Exhibit 10.1 to the Current Report on Form 8-K of Bally Technologies, Inc., and incorporated herein by reference.

Exhibit Number	Description
10.22*	Employment Agreement dated December 6, 2011, by and between Bally Technologies, Inc. and Derik Mooberry, filed on December 12, 2011 as Exhibit 10.1 to the Current Report on Form 8-K of Bally Technologies, Inc., and incorporated herein by reference.
10.23*
Separation and Employment Agreement by and between the Company and John Connelly, dated as of March 31, 2011, filed on November 6, 2013 as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013 of Bally Technologies, Inc., and incorporated herein by reference.
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

#
Filed herewith.

^
Certain schedules to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLY TECHNOLOGIES, INC. DATED: August 29, 2014
By	/s/ RICHARD HADDRILL Richard Haddrill Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ RICHARD HADDRILL Richard Haddrill	Chief Executive Officer and Director (Principal Executive Officer)	August 29, 2014
/s/ NEIL P. DAVIDSON Neil P. Davidson	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	August 29, 2014
/s/ ROBERT L. GUIDO Robert L. Guido	Director	August 29, 2014
/s/ MICHAEL A. KLAYKO Michael A. Klayko	Director	August 29, 2014
/s/ JOSEPHINE LINDEN Josephine Linden	Director	August 29, 2014
/s/ W. ANDREW MCKENNA W. Andrew McKenna	Director	August 29, 2014
/s/ DAVID ROBBINS David Robbins	Director and Chairman of the Board	August 29, 2014

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Bally Technologies, Inc.
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Bally Technologies, Inc. and subsidiaries (the "Company") as of June 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2014. Our audits also included the financial statement Schedule II—Valuation and Qualifying Accounts for each of the three years in the period ended June 30, 2014. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bally Technologies, Inc. and subsidiaries as of June 30, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2014, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 29, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada
August 29, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Bally Technologies, Inc.
Las Vegas, Nevada

We have audited the internal control over financial reporting of Bally Technologies, Inc. and subsidiaries (the "Company") as of June 30, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2014 of the Company and our report dated August 29, 2014 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada
August 29, 2014

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2014 AND 2013

	June 30, 2014	June 30, 2013
	(in 000s, except par value amount)
ASSETS
Current assets:
Cash and cash equivalents	$77,439	$63,220
Restricted cash	17,179	12,939
Accounts and notes receivable, net of allowances for doubtful accounts of $14,806 and $14,813	314,119	248,497
Inventories	82,289	68,407
Prepaid and refundable income tax	21,938	21,845
Deferred income tax assets	36,934	38,305
Deferred cost of revenue	15,723	22,417
Prepaid assets	21,800	14,527
Other current assets	6,013	2,920

Total current assets	593,434	493,077
Restricted long-term cash and investments	93,977	14,786
Long-term accounts and notes receivables, net of allowances for doubtful accounts of $929 and $1,764	50,329	65,456
Property, plant and equipment, net	70,218	35,097
Leased gaming equipment, net	131,504	113,751
Goodwill	1,003,377	172,162
Intangible assets, net	508,245	25,076
Deferred income tax assets	3,892	17,944
Income tax receivable	457	1,837
Deferred cost of revenue	6,989	12,105
Other assets, net	56,389	27,974

Total assets	$2,518,811	$979,265

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$37,651	$25,863
Accrued and other liabilities	115,010	91,127
Jackpot liabilities	11,726	11,731
Deferred revenue	43,161	62,254
Income tax payable	5,554	11,345
Current maturities of long-term debt	38,465	24,615

Total current liabilities	251,567	226,935
Long-term debt, net of current maturities	1,886,953	580,000
Deferred revenue	20,209	23,696
Other income tax liability	10,355	12,658
Deferred income tax liabilities	110,899	171
Other liabilities	32,907	16,633

Total liabilities	2,312,890	860,093
Commitments and contingencies (Note 13)
Stockholders' equity:
Common stock, $.10 par value; 100,000 shares authorized; 66,047 and 65,318 shares issued and 38,694 and 38,855 outstanding	6,595	6,523
Treasury stock at cost, 27,353 and 26,463 shares	(1,134,407)	(1,058,381)
Additional paid-in capital	593,427	535,759
Accumulated other comprehensive loss	(5,423)	(10,692)
Retained earnings	744,939	646,339

Total Bally Technologies, Inc. stockholders' equity	205,131	119,548
Noncontrolling interests	790	(376)

Total stockholders' equity	205,921	119,172

Total liabilities and stockholders' equity	$2,518,811	$979,265

See accompanying notes to consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE YEARS ENDED JUNE 30, 2014

	2014	2013	2012
	(in 000s, except per share amounts)
Revenues:
Gaming equipment and systems	$743,571	$592,061	$522,342
Product lease, operation and royalty	471,521	404,978	357,417

	1,215,092	997,039	879,759

Costs and expenses:
Cost of gaming equipment and systems(1)	298,297	228,805	226,636
Cost of product lease, operation and royalty(1)	152,979	122,188	99,680
Selling, general and administrative	343,152	276,685	255,043
Research and development costs	135,862	111,118	96,182
Depreciation and amortization	57,568	22,733	22,775

	987,858	761,529	700,316

Operating income	227,234	235,510	179,443
Other income (expense):
Interest income	8,911	5,328	5,221
Interest expense	(56,760)	(18,120)	(17,378)
Loss on extinguishment of debt	(7,346)	—	—
Other, net	(6,199)	(6,443)	(2,827)

Income from operations before income taxes	165,840	216,275	164,459
Income tax expense	(66,074)	(76,574)	(63,549)

Net income	99,766	139,701	100,910
Less net income (loss) attributable to noncontrolling interests	1,166	(1,743)	(238)

Net income attributable to Bally Technologies, Inc.	$98,600	$141,444	$101,148

Basic and diluted earnings per share attributable to Bally Technologies, Inc.:
Basic earnings per share	$2.56	$3.53	$2.35

Diluted earnings per share	$2.52	$3.45	$2.28

Weighted average shares outstanding:
Basic	38,489	40,120	42,985

Diluted	39,138	40,992	44,420

(1)
Cost of gaming equipment and systems and product lease, operation and royalty exclude amortization related to intangible assets which are included in depreciation and amortization.

See accompanying notes to consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE YEARS ENDED JUNE 30, 2014

	2014	2013	2012
	(in 000s)
Net income	$99,766	$139,701	$100,910
Other comprehensive income (loss):
Foreign currency translation adjustment before income taxes	10,459	45	(3,959)
Income tax expense	(473)	—	—

Foreign currency translation adjustment	9,986	45	(3,959)
Unrealized gain (loss) on derivative financial instruments before income taxes	(7,257)	4,216	(9,930)
Income tax (expense) benefit	2,540	(1,476)	3,476

Unrealized gain (loss) on derivative financial instruments	(4,717)	2,740	(6,454)

Total other comprehensive income (loss), net of income taxes	5,269	2,785	(10,413)

Comprehensive income	105,035	142,486	90,497
Less: comprehensive income (loss) attributable to noncontrolling interests	1,166	(1,743)	(238)

Comprehensive income attributable to Bally Technologies, Inc.	$103,869	$144,229	$90,735

See accompanying notes to consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE THREE YEARS ENDED JUNE 30, 2014

						Accumulated Other Comprehensive Income (Loss) ("OCI")
	Common Stock
			Series E Special Stock	Treasury Stock	Additional Paid-In Capital		Retained Earnings	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Dollars
	(in 000s)
Balances at June 30, 2011	61,541	$6,149	$12	$(634,268)	$442,713	$(3,064)	$401,363	$1,687	$214,592

Net income (loss)	—	—	—	—	—	—	101,148	(238)	100,910
Foreign currency translation adjustment	—	—	—	—	—	(3,959)	—	—	(3,959)
Unrealized loss on derivative financial instruments, net of tax	—	—	—	—	—	(6,454)	—	—	(6,454)

Total comprehensive income	—	—	—	—	—	—	—	—	$90,497
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(82)	(82)
Cumulative effect of adoption of ASU 2010-16 for change in jackpot accounting	—	—	—	—	—	—	2,384	—	2,384
Issuance and receipt of restricted stock, ESPP shares, stock options and related tax and tax benefit	1,609	160	—	(1,720)	32,117	—	—	—	30,557
Purchase of common stock for treasury	—	—	—	(154,645)	—	—	—	—	(154,645)
Share-based compensation	—	—	—	—	14,172	—	—	—	14,172

Balances at June 30, 2012	63,150	$6,309	$12	$(790,633)	$489,002	$(13,477)	$504,895	$1,367	$197,475

Net income (loss)	—	—	—	—	—	—	141,444	(1,743)	139,701
Foreign currency translation adjustment	—	—	—	—	—	45	—	—	45
Unrealized loss on derivative financial instruments, net of tax	—	—	—	—	—	2,740	—	—	2,740

Total comprehensive income	—	—	—	—	—	—	—	—	$142,486
Purchase of Series E special stock	—	—	(12)	—	—	—	—	—	(12)
Issuance and receipt of restricted stock, ESPP shares, stock options and related tax and tax benefit	2,168	214	—	(10,099)	55,877	—	—	—	45,992
Accelerated share repurchase forward contract	—	—	—	22,500	(22,500)	—	—	—	—
Purchase of common stock for treasury	—	—	—	(280,149)	—	—	—	—	(280,149)
Share-based compensation	—	—	—	—	13,380	—	—	—	13,380

Balances at June 30, 2013	65,318	$6,523	$—	$(1,058,381)	$535,759	$(10,692)	$646,339	$(376)	$119,172

Net income	—	—	—	—	—	—	98,600	1,166	99,766
Foreign currency translation adjustment	—	—	—	—	—	9,986	—	—	9,986
Unrealized gain on derivative financial instruments, net of tax	—	—	—	—	—	(4,717)	—	—	(4,717)

Total comprehensive income	—	—	—	—	—	—	—	—	$105,035
Issuance and receipt of restricted stock, ESPP shares, stock options and related tax and tax benefit	729	72	—	(6,300)	21,155	—	—	—	14,927
Settlement of accelerated share repurchase forward contract	—	—	—	(22,500)	22,500	—	—	—	—
Purchase of common stock for treasury	—	—	—	(47,226)	—	—	—	—	(47,226)
Share-based compensation	—	—	—	—	14,013	—	—	—	14,013

Balances at June 30, 2014	66,047	$6,595	$—	$(1,134,407)	$593,427	$(5,423)	$744,939	$790	$205,921

See accompanying notes to consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE YEARS ENDED JUNE 30, 2014

	2014	2013	2012
	(in 000s)
Cash flows from operating activities:
Net income	$99,766	$139,701	$100,910
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on extinguishment of debt	7,346	—	—
Depreciation and amortization	133,690	88,272	81,453
Amortization of deferred debt issuance costs	5,053	1,810	1,807
Share-based compensation	14,013	13,380	14,172
Provision for doubtful accounts	3,819	11,173	9,863
Inventory write-downs	12,158	6,130	5,902
Income tax (benefit) expense	(16,099)	(6,723)	(5,986)
Excess tax benefit of stock option exercises	(5,106)	(18,899)	(5,523)
Other	3,065	2,333	3,949
Change in operating assets and liabilities:
Accounts and notes receivable	7,249	1,084	(35,934)
Inventories	(41,694)	(54,832)	(98,432)
Prepaid and refundable income tax and income tax payable	10,578	19,240	40,802
Other current assets and other assets	(4,116)	(83)	(7,111)
Accounts payable	7,036	(15,484)	(2,693)
Accrued liabilities and jackpot liabilities	(174)	5,374	15,376
Deferred revenue and deferred cost of revenue	(14,709)	12,896	12,428

Net cash provided by operating activities	221,875	205,372	130,983

Cash flows from investing activities:
Acquisitions, net of cash acquired	(1,344,295)	—	(10,490)
Capital expenditures	(24,119)	(16,802)	(11,464)
Restricted cash and investments	(88,957)	(1,909)	(4,913)
Financing provided to customer	—	(1,228)	—
Payments received from development financing	3,000	223	—
Additions to other long-term assets	(10,817)	(1,932)	(8,331)

Net cash used in investing activities	(1,465,188)	(21,648)	(35,198)

Cash flows from financing activities:
Proceeds from revolving credit facility	660,000	100,000	41,000
Payments on revolving credit facility	(130,000)	(90,000)	(30,000)
Proceeds from long-term debt	1,100,000	100,000	—
Payments on long-term debt and capital leases	(302,041)	(16,964)	(15,040)
Capitalized debt issuance costs	(36,229)	(4,909)	—
Acquisition-related contingent consideration	(1,394)	(1,351)	—
Distributions to noncontrolling interests	—	—	(82)
Purchase of treasury stock and forward contract	(53,526)	(292,378)	(154,235)
Purchase of series E special stock	—	(12)	—
Excess tax benefit of stock option exercises	5,106	18,899	5,523
Proceeds from exercise of stock options and employee stock purchases	15,561	35,642	25,888

Net cash provided by (used in) financing activities	1,257,477	(151,073)	(126,946)

Effect of exchange rate changes on cash	55	(2,104)	(2,591)

Cash and cash equivalents:
Increase (decrease) for year	14,219	30,547	(33,752)
Balance, beginning of year	63,220	32,673	66,425

Balance, end of year	$77,439	$63,220	$32,673

See accompanying notes to consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE THREE YEARS ENDED JUNE 30, 2014

The following supplemental information is related to the consolidated statements of cash flows:

	Year Ended June 30,
	2014	2013	2012
	(in 000s)
Cash paid for interest	$52,162	$16,124	$17,119
Cash paid for income taxes	71,136	63,693	29,297
Non-cash investing and financing transactions:
Transfer of inventory to leased gaming equipment(1)	65,171	74,840	104,512
Reclassify property, plant and equipment to inventory(1)	11,877	17,112	16,685
Liabilities assumed in acquisitions	—	—	5,395

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

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

References to "we," "our," "us," "Bally" or the "Company" refer to Bally Technologies, Inc. and its consolidated subsidiaries.

Bally, a Nevada corporation, is a diversified global gaming supplier that designs, manufactures, operates and distributes electronic gaming machines ("EGMs"), networked and casino-management systems and interactive applications, and table game products that drive revenue and provide operating efficiencies for gaming operators. The Company supplies innovative hardware and games, including spinning-reel and video gaming devices, specialty gaming devices, automatic card shufflers, proprietary table game content and wide-area progressive systems. The Company's casino-management technology solutions allow its customers to more effectively manage their operations using our wide range of marketing, data management and analysis, accounting, player tracking, security and other software applications and tools. Under its business-to-business model, the Company supports customers that include traditional land-based, riverboat, and Native American casinos, interactive, video lottery and central determination markets.

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

Business Combinations

The Company applies the provisions of ASC 805, Business Combinations, in the accounting for acquisitions. It requires the Company to recognize separately from goodwill the assets acquired and the liabilities assumed, at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. Significant estimates and assumptions are required to value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable. These estimates are inherently uncertain and subject to refinement and typically include the calculation of an appropriate discount rate and projection of the cash flows associated with each acquired asset. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

with the corresponding offset to goodwill. In addition, deferred tax assets, deferred tax liabilities, uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. The Company reevaluates these items quarterly based upon facts and circumstances that existed as of the acquisition date and any adjustments to its preliminary estimates are recorded to goodwill if identified within the measurement period. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations.

Restructuring and acquisition-related costs

The Company recognizes a liability for restructuring and acquisition-related costs when the liability is incurred. Restructuring accruals are based upon management estimates at the time they are recorded. These estimates can change depending upon changes in facts and circumstances subsequent to the date the original liability was recorded. The components of restructuring charges are related primarily to executive transition costs, inventory and fixed assets write-offs and non-cancelable lease costs related to excess facilities of $8.4 million for fiscal year 2014 (none for fiscal years 2013 and 2012). Restructuring liabilities were immaterial as of June 30, 2014. Severance-related charges are accrued when it is determined that a liability has been incurred, which is generally when individuals have been notified of their termination dates and expected severance payments. Acquisition-related costs include financial advisory, legal and debt fees; accounting, consulting, and professional fees associated with due diligence, valuation and integration; severance; and adjustments related to step-up in inventory basis and amortization of purchased intangible assets.

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

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

As of June 30, 2014 and 2013:

  •
  euro forward contracts for a total of $60.0 million and $33.0 million, respectively, or the notional equivalent of €44.0 million and €25.3 million, respectively, were outstanding;

  •
  pound sterling forward contracts for a total of $9.4 million and $2.3 million, respectively, or the equivalent of £5.5 million and £1.5 million, respectively, were outstanding;

  •
  Canadian dollar forward contracts for a total of $12.6 million and $-0- million, respectively, or the equivalent of C$13.5 million and C$-0- million, respectively, were outstanding; and

  •
  Australian dollar forward contracts for a total of $44.8 million and $-0- million, respectively, or the equivalent of A$49.0 million and A$-0- million, respectively, were outstanding.

The Company may use interest rate derivatives to manage the interest expense generated by variable rate debt and foreign currency derivatives to manage foreign exchange risk. The interest rate derivatives are accounted for as cash flow hedges. The Company's derivative financial instruments are measured at fair value on a recurring basis, and the balances were as follows:

	Fair Value Measurements Using Input Type
	Level 1	Level 2	Level 3
	(in 000s)
As of June 30, 2014:
Assets:
Other current assets:
Foreign currency derivative financial instrument	$—	$111	$—

Liabilities:
Accrued and other liabilities:
Foreign currency derivative financial instrument	$—	$498	$—

Interest rate derivative financial instruments	$—	$4,334	$—

Other liabilities:
Interest rate derivative financial instrument	$—	$12,540	$—

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair Value Measurements Using Input Type
	Level 1	Level 2	Level 3
	(in 000s)
As of June 30, 2013:
Assets:
Other current assets:
Foreign currency derivative financial instrument	$—	$397	$—

Liabilities:
Accrued and other liabilities:
Foreign currency derivative financial instrument	$—	$22	$—

Interest rate derivative financial instruments	$—	$4,689	$—

Other liabilities:
Interest rate derivative financial instrument	$—	$4,927	$—

The valuation techniques used to measure the fair value of the derivative financial instruments above in which the counterparties have high credit ratings, were derived from pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data. The Company's discounted cash flow techniques use observable market inputs, such as LIBOR-based yield curves and foreign currency forward rates. See Note 8 to the consolidated financial statements, Long-Term Debt.

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

The impact of the cash flow hedge and non-designated foreign currency derivatives on the consolidated financial statements is depicted below:

	Amount of Loss Recognized in OCI on Derivative (Effective Portion)				Amount of Loss Reclassified From Accumulated OCI into Income (Effective Portion)
Cash Flow Hedging Derivative	Year Ended June 30, 2014	Year Ended June 30, 2013	Year Ended June 30, 2012	Location of Loss	Year Ended June 30, 2014	Year Ended June 30, 2013	Year Ended June 30, 2012
	(in 000s)				(in 000s)
Interest rate swap agreement	$(12,240)	$(921)	$(14,969)	Interest expense	$(4,982)	$(5,137)	$(5,039)

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Amount of Loss Recognized in Income on Derivative (Ineffective Portion)
Location of Loss	Year Ended June 30, 2014	Year Ended June 30, 2013	Year Ended June 30, 2012
	(in 000s)
Interest expense	$—	$(9)	$—

	Amount of Income (Loss) Recognized in Other Income (Expense)
Non-Designated Derivative	Year Ended June 30, 2014	Year Ended June 30, 2013	Year Ended June 30, 2012
	(in 000s)
Foreign Currency Forward Contract	$(2,530)	$(1,151)	$4,246

The pre-tax changes in other comprehensive income are as follows:

Interest Rate Derivative Financial Instrument OCI Rollforward:	Year Ended June 30, 2014	Year Ended June 30, 2013
	(in 000s)
Beginning balance	$(9,616)	$(13,832)
Amount recognized in OCI on derivative	(12,240)	(921)
Amount reclassified from OCI into income	4,982	5,137

Unrealized loss on derivative financial instruments	$(16,874)	$(9,616)

The following tables reconcile the net fair values of assets and liabilities, subject to offsetting arrangements that are recorded in the consolidated balance sheet:

	Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Consolidated Balance Sheet
		Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets
Description				Financial Instruments	Cash Collateral Pledged	Net Amount
	(in 000s)
As of June 30, 2014:
Foreign currency derivative financial instrument	$111	$—	$111	$(111)	$—	$—

As of June 30, 2013:
Foreign currency derivative financial instrument	$397	$—	$397	$(22)	$—	$375

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Offsetting of Derivative Liabilities
		Gross Amounts Offset in the Consolidated Balance Sheet		Gross Amounts Not Offset in the Consolidated Balance Sheet
			Net Amounts of Liabilities Presented in the Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities
Description				Financial Instruments	Cash Collateral Pledged	Net Amount
	(in 000s)
As of June 30, 2014:
Foreign currency derivative financial instruments	$(498)	$—	$(498)	$111	$—	$(387)

Interest rate derivative financial instrument	$(16,874)	$—	$(16,874)	$—	$—	$(16,874)

As of June 30, 2013:
Foreign currency derivative financial instruments	$(22)	$—	$(22)	$22	$—	$—

Interest rate derivative financial instrument	$(9,616)	$—	$(9,616)	$—	$—	$(9,616)

Cash and cash equivalents

Cash and cash equivalents consist of highly liquid debt instruments purchased with an original maturity of three months or less at the date of purchase and are carried at cost, which approximates fair value.

Restricted cash

The Company maintains jackpot funds totaling approximately $17.2 million and $12.9 million at June 30, 2014 and 2013, respectively, to ensure availability of funds to pay wide-area progressive jackpot awards.

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

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inventories

Inventories are stated at the lower of cost, determined on a first in, first out basis, or market. Cost elements included in work-in-process and finished goods include raw materials, direct labor and manufacturing overhead. Inventories consist of the following:

	June 30,
	2014	2013
	(in 000s)
Raw materials	$56,940	$42,464
Work-in-process	232	1,508
Finished goods	25,117	24,435

Total	$82,289	$68,407

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

The Company recorded inventory write-downs totaling $12.2 million, $6.1 million and $5.9 million during the years ended June 30, 2014, 2013 and 2012, respectively.

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

Restricted long-term cash and investments

The Company purchases U.S. Treasury Strip Securities for the benefit of jackpot winners who elect to receive annual or weekly installment payments. These securities are held to maturity and recorded at cost plus interest accretion to date. Such securities are included in restricted long-term investments in the consolidated balance sheets, and totaled $16.8 million and $14.8 million as of June 30, 2014 and 2013, respectively.

As of June 30, 2014, the Company had $77.2 million in cash which was restricted and held in escrow to fund the acquisition of Dragonplay Ltd. ("DragonPlay") on July 1, 2014. See Note 17 to the consolidated financial statements, Subsequent Events.

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

Depreciation and amortization expense

For the years ended June 30, 2014, 2013 and 2012, depreciation and amortization expense totaled $133.7 million, $88.3 million and $81.5 million, respectively. Of these amounts, $76.1 million, $65.6 million and $58.7 million of depreciation and amortization expense were included in cost of gaming equipment and systems and cost of product lease, operation and royalty in the consolidated statements of operations. Depreciation and amortization expense related to the Acquisition was $46.0 million in fiscal year 2014, of which $10.4 million was included in cost of product lease, operation and royalty in the consolidated statements of operations.

Impairment of long-lived assets and goodwill

The Company does not renew or extend the term of its intangible assets. The Company reviews long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business or market price of the long-lived asset, a significant adverse change in legal factors or business climate that could affect the value of a long-lived asset, or a current period operating or cash flow loss combined with a history of operating or cash flow losses. The Company groups long-lived assets for impairment analysis at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of long-lived assets is measured by a comparison of the carrying amount of an asset to future, net cash flows expected to be generated by the asset, undiscounted and without interest. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

The Company reviews goodwill for impairment annually at the beginning of its fourth fiscal quarter, or whenever events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The goodwill impairment analysis may start with an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, after assessing the qualitative factors, the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, or if it does not perform a qualitative assessment, it will perform a quantitative impairment analysis. The Company performs the quantitative impairment analysis of goodwill at a reporting unit level by comparing the fair value of a reporting unit with its carrying value, including goodwill. If the fair value is less than the carrying value, the impairment to be recognized is measured as the amount by which the carrying amount of the goodwill exceeds the fair value of the reporting unit goodwill.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the years ended June 30, 2014, 2013 and 2012, no impairment charges related to long-lived assets or goodwill were recorded.

Jackpot liabilities

The Company recognizes jackpot expense, included in cost of product lease, operation and royalty, in the consolidated statements of operations, and a liability for jackpots incurred but not yet won in each jurisdiction based on the discounted net present value of the progressive meter liability. Jackpots are payable either in weekly or annual installments, or immediately in the case of instant win progressive jackpots. Winners may elect to receive a single payment for the present value of a jackpot discounted at applicable interest rates in lieu of annual installments. Interest rates used in the single payment calculation vary by jurisdiction and are impacted by market forces and other economic conditions. The long-term portion of jackpot liabilities was $12.6 million and $9.0 million in fiscal years 2014 and 2013, respectively, and are classified as other liabilities in the consolidated balance sheets.

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

Products placed with customers on a trial basis are recorded as revenue once the trial period has ended, the customer has accepted the games, and all other revenue recognition criteria have been satisfied. The Company's standard sales contracts do not contain right of return provisions and the Company has not experienced significant sales returns. Therefore, the Company has not recorded an allowance for sales returns. Amounts billed to customers prior to completing the earnings process are deferred until the revenue recognition criteria are satisfied.

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

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Gaming Equipment and Systems Revenue

Gaming Equipment Revenue.    Gaming Equipment revenue is generated from the sale of EGMs, including up-front licensing rights to game content, table game products, including the sale of lifetime licenses to the Company's proprietary table games, and parts and other ancillary equipment. Arrangements may also include sales of game content conversion kits that enable customers to replace game content without purchasing a new EGM. The recognition of revenue from product sales occurs as title and risk of loss have passed to the customer and all other revenue recognition criteria have been satisfied. Revenue is recorded for the sale of lifetime licenses, under which the Company has no continuing obligation, on the effective date of the license.

As the combination of game content software and the tangible EGMs and table game products function together to deliver the product's essential functionality, revenue from the sale of EGMs and table game products is recognized under general revenue recognition guidance. Game content conversion kits are considered software deliverables and are recognized in accordance with software revenue recognition guidance.

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

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The establishment of VSOE requires judgment as to whether there is a sufficient quantity of items sold on a stand-alone basis or substantive PCS contract renewals and whether the prices or PCS renewal rates demonstrate an appropriate level of concentration to conclude that VSOE exists. In determining ESP, management considers a variety of information including historic pricing and discounting practices, competitive market activity, internal costs, and the pricing and discounting practices of products sold in similar arrangements.

Advertising costs

The Company expenses advertising costs as incurred, which totaled $11.3 million, $10.0 million and $9.3 million for the years ended June 30, 2014, 2013 and 2012, respectively.

Warranty and product indemnifications

Gaming devices are typically sold with a parts, labor, and performance warranty/guarantee for new gaming devices and Utility products for a period ranging from 90 days to 12 months depending on the product and market in which it is sold, and certain sales agreements include third-party indemnifications for intellectual property infringement. Warranty expense is calculated using historical experience, and totaled $7.0 million, $3.6 million and $4.1 million for the years ended June 30, 2014, 2013 and 2012, respectively, and no costs have been incurred or accrued related to indemnities.

Research and development

Research and development expenses related to product development are expensed until technological feasibility has been established. Employee related costs associated with product development are included in R&D costs. The Company has determined that technological feasibility is not established for its products until completion of the regulatory approval process. As this process is completed shortly before the products are made available to customers, any development costs incurred after the establishment of technological feasibility are typically not significant and expensed as incurred.

Income taxes

The Company conducts business globally and is subject to income taxes in U.S. federal, state, local, and foreign jurisdictions. Determination of the appropriate amount and classification of income taxes depends on several factors, including estimates of the timing and probability of realization of deferred income taxes, reserves for uncertain income tax positions and income tax payment timing.

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

The Company records a valuation allowance to reduce net deferred tax assets to the amount more likely than not to be realizable. In doing so, the Company considers all available positive and negative evidence, including the existence of sufficient taxable income within the carryback or carryforward period available under the tax law including the future reversal of existing temporary differences and tax planning strategies that would, if necessary, be implemented.

Share-based compensation

The Company accounts for share-based compensation based on the calculated fair value of the award measured on the grant date, which is recognized, net of estimated forfeitures, as an expense over the employee's requisite service period. The Company classifies share-based compensation expense in the same financial statement line as cash compensation, including cost of gaming equipment and systems, cost of product lease, operation and royalty, research and development costs, and selling, general and administrative expenses.

The excess tax benefit from stock option exercises and tax deductions in excess of compensation cost recognized are classified as a financing activity in the statement of cash flows.

Foreign currency translation

The functional currency of the Company's foreign subsidiaries is typically their local currency. Assets and liabilities of foreign operations are translated into U.S. dollars at the rate of exchange at the end of the period, and the income and expense accounts are translated at the average rate of exchange for the period. Translation adjustments are reflected as accumulated other comprehensive income within stockholders' equity. Intercompany trade balances, which the Company anticipates settling in the foreseeable future, result in foreign currency gains and losses which are included in other expenses in the consolidated statements of operations. Gains and losses on foreign currency transactions are included in the consolidated statements of operations.

Recently adopted accounting pronouncements

On July 1, 2013, the Company adopted new accounting guidance for disclosures about offsetting assets and liabilities which requires an entity to disclose both gross and net information about derivatives, repurchase and reverse repurchase agreements, securities borrowings and lending transactions eligible for offset in the statement of financial position. This information is intended to enable users of the financial statements to understand the effect of these arrangements on the Company's financial position. The adoption of this guidance did not have a significant impact on the Company's consolidated results of operations, financial condition and cash flows.

On July 1, 2013, the Company adopted new accounting guidance to improve the reporting of reclassifications out of accumulated other comprehensive income ("AOCI"). Under the guidance, an entity is required to provide information about the amounts reclassified out of AOCI by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. The guidance did not change the requirements for reporting net income or other comprehensive income in the financial statements. The adoption of this guidance did not have a significant impact on the Company's consolidated results of operations, financial condition and cash flows.

Recently issued accounting pronouncements not yet adopted

In February 2013, the Financial Accounting Standards Board ("FASB") issued new accounting guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The new guidance will be effective prospectively for the Company in its fiscal year 2015 first quarter and is not expected to have a significant impact on its consolidated results of operations, financial condition and cash flows.

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

In April 2014, the FASB issued new accounting guidance that changes the threshold for reporting discontinued operations and adds new disclosures. The new guidance defines a discontinued operation as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has, or will have, a major effect on an entity's operations and financial results. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale and will be effective for the Company in its fiscal year 2015 first quarter. The guidance may impact the Company's reporting and disclosures if it disposes of a component after the effective date.

In May 2014, the FASB issued a comprehensive new revenue recognition standard that will supersede virtually all existing revenue guidance. Under the new standard, revenue will be recognized when control of the promised goods or services is transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods and services. The standard creates a five-step model that will generally require companies to use more judgment and make more estimates than under current guidance when considering the terms of contracts along with all relevant facts and circumstances. These include the identification of customer contracts and separating performance obligations, the determination of transaction price that potentially includes an estimate of variable consideration, allocating the transaction price to each separate performance obligation, and recognizing revenue in line with the pattern of transfer. The standard also requires extensive additional disclosures to provide greater insight into revenues recognized and deferred, including quantitative and qualitative information about significant judgments and changes in those judgments made to determine the timing and amount of revenues recognized.

The standard will be effective for the Company in its fiscal year 2018 first quarter. The standard allows for adoption under either "full retrospective" in which prior periods presented are recast under the new guidance or "modified retrospective" in which it would be applied only to the most current period presented along with a cumulative-effect adjustment at the date of adoption. The Company is currently evaluating the impact that this standard will have on our financial statements.

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

2.     BUSINESS COMBINATION

On November 25, 2013, the Company completed the acquisition of 100% of the outstanding common stock of SHFL entertainment, Inc. ("SHFL") for total purchase consideration of $1.38 billion (the "Acquisition"). The Acquisition was funded primarily from proceeds of a new Term Loan B and borrowings from its existing Revolving Credit Facility (see Note 8 to the consolidated financial statements, Long-Term Debt). The Acquisition has provided the Company with a more diversified suite of products and is anticipated to increase its product development talent. Additionally, the Acquisition is expected to achieve synergies, including, but not limited to, cost savings from economies of scale, more efficient supply chain and distribution channels and the acceleration of revenue through greater access to international markets.

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

The information below reflects preliminary allocation of the purchase price based on assumptions and estimates related to fair value that are subject to change as additional information may become available during the respective measurement periods (up to one year from the acquisition date). In particular, the Company is still evaluating the fair value of certain tangible and intangible assets and finalizing the accounting for income taxes. During the quarter ended June 30, 2014, immaterial

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

adjustments were made to the purchase price allocation, which impacted goodwill, current assets, and deferred tax balances as well as the classification of certain elements of property, plant and equipment.

(in 000s)
Current assets	$172,217
Property, plant and equipment	31,409
Leased gaming equipment	34,647
Goodwill	824,185
Purchased intangible assets	510,627
Other assets	10,662

Total assets	1,583,747

Current liabilities	37,977
Deferred income tax liabilities	160,309
Other long-term liabilities	3,056

Total liabilities	201,342

Net assets acquired	$1,382,405

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

	Useful Life (Years)	Estimated Fair Value
		(in 000s)
Property, plant and equipment
Land	Indefinite	$4,673
Buildings and leasehold improvements	5 - 40	17,750
Furniture, fixtures and equipment	3 - 7	8,986

Property, plant and equipment		$31,409

Leased gaming equipment
Leased gaming equipment	3 - 5	$34,647

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of property, plant and equipment and leased gaming equipment was determined using market data for similar assets (Level 2).

	Useful Life (Years)	Estimated Fair Value
		(in 000s)
Purchased intangible assets
Computer Software	2 - 3	$2,669
License Rights	12	1,958
Core technology and content(1)	4 - 18	456,000
Customer relationships	7	43,000
Trademark	5	7,000

Intangible assets		$510,627

(1)
Includes $46 million of in-process research and development ("IPR&D") assets that are not yet subject to amortization until they reach commercial feasibility.

Included in core technology and content above, EGMs and table game products content and IPR&D assets were valued using the multi-period excess earnings method, a form of the income approach (Level 3). This method calculates the value based on the risk-adjusted present value of the cash flows specific to the content and products, allowing for a reasonable return. The discount rates utilized to estimate the fair value of these intangible assets ranged from 8.5% to 11.0%.

Trademark and core technology for the EGM and Electronic Table System ("ETS") operating systems, and table game products were valued using the relief-from-royalty method, a form of the income approach (Level 3). The relief-from-royalty method estimates the cost savings that accrue to the owner of an intangible asset that would otherwise be payable as royalties or license fees on revenues earned through the use of the asset. The royalty rate is based on an analysis of empirical, market-derived royalty rate for similar assets. The royalty rates and discount rates utilized to estimate the fair value of these intangible assets ranged from 3% to 15%, and 9.5% to 15%, respectively.

The customer relationships were valued using a with-or-without method, a form of the income approach (Level 3). In this method, fair value is measured by the lost profits associated with the period of time necessary to reacquire the customers. The method involves a comparison of the cash flows assuming as if the customer relationships were in place versus as if the customer relationships were to be created "from scratch". Cash flows attributable to the customer relationships were discounted at a rate of 10.5%.

The following table includes the financial results for SHFL included in the consolidated statements of operations since the acquisition date of November 25, 2013:

Year Ended June 30, 2014
Revenue	$186,374

Net Income(1)	$12,597

(1)
Includes acquisition-related costs of $15.1 million.

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

Also reflected in the year ended June 30, 2013 are adjustments for the impact of acquisition-related costs of $49.8 million; $46.8 million of which have been removed from the year ended June 30, 2014. All adjustments utilize an effective tax rate of 35.5%.

The pro forma amounts exclude $17.4 million of one-time costs primarily related to SHFL's financial advisory and legal fees and $12.0 million in stock-based compensation associated with the acceleration of vesting of share based awards upon the change in control.

	Year Ended June 30,
	2014	2013
Revenues	$1,338,442	$1,279,863
Net income attributable to Bally Technologies, Inc.	$117,622	$78,381
Basic earnings per share	$3.06	$1.95

Diluted earnings per share	$3.01	$1.91

3.     EARNINGS PER SHARE

Basic earnings per share are computed by dividing earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflect the additional dilution from all potentially dilutive securities. The following computation of basic and diluted earnings per share applicable to the Company's common stock is as follows:

	Year Ended June 30,
	2014	2013	2012
	(in 000s, except per share amounts)
Net income attributable to Bally Technologies, Inc.	$98,600	$141,444	$101,148

Weighted average shares outstanding	38,489	40,120	42,985
Dilutive effect of:
Stock options, Restricted Stock Units ("RSU") and restricted stock	649	872	1,435

Weighted average diluted shares outstanding	39,138	40,992	44,420

Basic and diluted earnings per share attributable to Bally Technologies, Inc.:
Basic earnings per share	$2.56	$3.53	$2.35

Diluted earnings per share	$2.52	$3.45	$2.28

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Certain securities were excluded from the diluted per share calculation because their inclusion would be anti-dilutive. Such securities consist of the following:

	Year Ended June 30,
	2014	2013	2012
	(in 000s)
Stock options, RSU and restricted stock	—	70	574

4.     ACCOUNTS AND NOTES RECEIVABLE AND ALLOWANCES FOR DOUBTFUL ACCOUNTS

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

On November 25, 2013, the Company completed the Acquisition (see Note 2 to the consolidated financial statements, Business Combination). As of June 30, 2014, there were $60.8 million in net current receivables and $7.7 million in net long-term accounts receivable related to SHFL.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company's accounts and notes receivable were as follows:

	Accounts and Notes Receivable as of June 30, 2014			Accounts and Notes Receivable as of June 30, 2013
	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
	(in 000s)
Contract term less than one year:
Trade and other receivables, current	$224,580	$8,963	$215,617	$170,598	$1,589	$169,009
Contract term greater than one year:
Trade receivables, current	90,663	72,685	17,978	82,600	63,193	19,407
Trade receivables, noncurrent	26,688	9,469	17,219	40,178	17,961	22,217

	117,351	82,154	35,197	122,778	81,154	41,624
Lease receivables, current	7,965	7,965	—	6,701	6,701	—
Lease receivables, noncurrent	12,403	12,403	—	9,928	9,928	—

	20,368	20,368	—	16,629	16,629	—
Notes receivable, current	5,717	5,717	—	3,411	3,411	—
Notes receivable, noncurrent	12,167	12,167	—	17,114	17,114	—

	17,884	17,884	—	20,525	20,525	—
Total current	328,925	95,330	233,595	263,310	74,894	188,416
Total noncurrent	51,258	34,039	17,219	67,220	45,003	22,217

Total	$380,183	$129,369	$250,814	$330,530	$119,897	$210,633

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The activity related to the allowance for doubtful accounts for the year ended June 30, 2014 is summarized below:

	Allowance for Doubtful Accounts
	Beginning Balance as of June 30, 2013	Charge- offs	Recoveries	Provision	Ending Balance as of June 30, 2014	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
	(in 000s)
Contract term less than one year:
Trade and other receivables, current	$(4,505)	$570	$91	$(1,127)	$(4,971)	$(2,815)	$(2,156)
Contract term greater than one year:
Trade receivables, current	(10,308)	74	1,597	(1,198)	(9,835)	(7,955)	(1,880)
Trade receivables, noncurrent	(1,764)	597	1,732	(1,494)	(929)	—	(929)

	(12,072)	671	3,329	(2,692)	(10,764)	(7,955)	(2,809)
Lease receivables, current	—	—	—	—	—	—	—
Lease receivables, noncurrent	—	—	—	—	—	—	—

	—	—	—	—	—	—	—
Notes receivable, current	—	—	—	—	—	—	—
Notes receivable, noncurrent	—	—	—	—	—	—	—

	—	—	—	—	—	—	—
Total current	(14,813)	644	1,688	(2,325)	(14,806)	(10,770)	(4,036)
Total noncurrent	(1,764)	597	1,732	(1,494)	(929)	—	(929)

Total	$(16,577)	$1,241	$3,420	$(3,819)	$(15,735)	$(10,770)	$(4,965)

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

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following summarizes the aging of past due receivables, excluding trade accounts receivable with a contract term less than one year, as of June 30, 2014:

	1 to 90 Days Past Due	91 to 180 Days Past Due	181 + Days Past Due	Total Past Due	Current	Total Receivable	Recorded Investment in Receivables on Nonaccrual Status	Recorded Investment 90 Days and Accruing
	(in 000s)
Trade receivables	$7,862	$2,178	$8,102	$18,142	$99,209	$117,351	$18,142	$—
Lease receivables	—	—	—	—	20,368	20,368	—	—
Notes receivable	—	—	—	—	17,884	17,884	—	—

Total	$7,862	$2,178	$8,102	$18,142	$137,461	$155,603	$18,142	$—

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

The Company has provided development financing to certain customers in the form of notes receivable. There were no significant modifications of notes receivable during the periods presented.

Impairment is recognized when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of a note arrangement. There were no recorded investments in impaired loans as of June 30, 2014 and 2013.

The fair value of accounts and notes receivable, net, is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers, with similar credit ratings and remaining maturities. As of June 30, 2014 and 2013, the fair value of the accounts and notes receivable, net, approximated the carrying value.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.     PROPERTY, PLANT AND EQUIPMENT AND LEASED GAMING EQUIPMENT

	June 30,
	2014	2013
	(in 000s)
Land and land improvements	$11,824	$1,975
Buildings and leasehold improvements	46,270	29,582
Gaming equipment	33,778	30,552
Furniture, fixtures and equipment	52,504	33,544
Less accumulated depreciation	(74,158)	(60,556)

Property, plant and equipment, net	$70,218	$35,097

Leased gaming equipment	$379,590	$323,431
Less accumulated depreciation	(248,086)	(209,680)

Leased gaming equipment, net	$131,504	$113,751

6.     GOODWILL AND INTANGIBLE ASSETS

Goodwill

On November 25, 2013, the Company completed the Acquisition (see Note 2 to the consolidated financial statements, Business Combination). The changes in the carrying amount of goodwill for the fiscal years ended June 30, 2014 and 2013, are as follows:

(in 000s)
Balance as of June 30, 2012	$171,971
Foreign currency translation adjustment	191

Balance as of June 30, 2013	172,162
Acquisition of SHFL	824,185
Foreign currency translation adjustment	7,030

Balance as of June 30, 2014	$1,003,377

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible assets

		June 30, 2014			June 30, 2013
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in 000s)
Computer software	2 - 5	$51,392	$(39,229)	$12,163	$39,484	$(35,796)	$3,688
License rights	3 - 13	16,108	(10,921)	5,187	12,819	(7,215)	5,604
Trademarks	5 - 10	9,430	(3,104)	6,326	2,430	(2,239)	191
Core technology and content	4 - 18(1)	487,473	(51,790)	435,683	27,063	(21,887)	5,176
Customer relationships	7	43,572	(3,737)	39,835	—	—	—
Contracts	2 - 10	10,943	(10,651)	292	10,943	(9,766)	1,177
Other intangibles	3 - 5	2,187	(928)	1,259	2,548	(808)	1,740

Total finite-lived intangible assets		$621,105	$(120,360)	$500,745	$95,287	$(77,711)	$17,576
Trademark	indefinite	7,500	—	7,500	7,500	—	7,500

Total		$628,605	$(120,360)	$508,245	$102,787	$(77,711)	$25,076

(1)
Includes $46 million of in-process research and development assets that are not yet subject to amortization until they reach commercial feasibility.

At June 30, 2014, there was $482.7 million in net intangible assets related to SHFL.

Finite-lived intangible assets are amortized on a straight-line method. Total amortization expense related to finite-lived intangible assets totaled $42.2 million, $10.9 million and $9.8 million for the years ended June 30, 2014, 2013 and 2012, respectively, which included computer software amortization expense of $3.0 million, $2.1 million and $2.3 million, respectively.

During the year ended June 30, 2013, contract rights of approximately $4.6 million associated with HBG Connex S.P.A. ("HBG") were derecognized in conjunction with the settlement agreement (see Note 13 to consolidated financial statements, Commitments and Contingencies).

The weighted average life of the Company's total finite-lived intangible assets is 9.5 years, which includes average lives of 10.1 years for core technology and content and 6.4 years for customer relationships. The Company's indefinite-lived intangible asset of approximately $7.5 million was for one-time consideration given for a perpetual, worldwide license for the use of the Bally trademark in connection with the Company's business.

Future amortization of finite-lived intangible assets is scheduled as follows:

Year Ended June 30,	(in 000s)
2015	$64,273
2016	64,454
2017	62,342
2018	60,295
2019	48,650
Thereafter	200,731

Total	$500,745

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.     ACCRUED AND OTHER LIABILITIES

	June 30,
	2014	2013
	(in 000s)
Payroll and related costs	$55,402	$39,077
Legal, professional and consulting costs	9,010	9,948
Customer deposits	8,968	9,430
Royalties	5,694	4,919
Regulatory approval costs	2,738	2,922
Sales, use and gaming taxes	6,412	3,957
Interest rate derivative financial instruments	4,334	4,689
Foreign currency derivative financial instrument	498	22
Other	21,954	16,163

Total accrued and other liabilities	$115,010	$91,127

8.     LONG-TERM DEBT

	June 30,
	2014	2013
	(in 000s)
Revolving credit facility	$770,000	$240,000
Term loan A	340,000	364,375
Term loan B, net of discounts of $7,189 and —, respectively	815,239	—
Other, generally unsecured	179	240

Long-term debt	1,925,418	604,615
Less current maturities	(38,465)	(24,615)

Long-term debt, net of current maturities	$1,886,953	$580,000

As of June 30, 2014 and 2013, there was approximately $300 million and $460 million, respectively, of undrawn availability under the Revolving Credit Facility. Availability under the Revolving Credit Facility is reduced to the extent of outstanding letters of credit.

On April 19, 2013, the Company amended and restated its existing credit agreement (the "Amended and Restated Credit Agreement") that provides for a five-year $1.07 billion senior secured credit facility comprised of a $370 million term loan ("Term Loan A") and a $700 million revolving credit facility, including a $50 million sublimit for the issuance of standby letters of credit, a $10 million sublimit for swingline loans and a $150 million sublimit for multicurrency borrowings approved under the credit facility (the "Secured Credit Facility").

On November 25, 2013, the Company completed the Acquisition and entered into Term Loan B with an aggregate principal amount of $1.1 billion. The Company capitalized debt issuance costs of $22.5 million associated with the Term Loan B, of which $10.5 million were recorded as a discount to long-term debt and $12.0 million were recorded as other assets, net.

On May 27, 2014, the Company entered into an incremental joinder agreement and Amendment No. 2 (the "Second Amendment") to its Amended and Restated Credit Agreement. The Second Amendment increased the borrowing capacity of the Revolving Credit Facility by $370 million, extended the maturity

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

date of Term Loan A and Revolving Credit Facility to May 27, 2019, and revised the leverage-based pricing grid. As a result of the Second Amendment, the Company wrote-off net debt issuance costs of $0.2 million.

In May 2014, the Company made a payment on Term Loan B for $270 million. As a result of the payment, the Company wrote-off related net debt issuance costs of $4.7 million and discount to long-term debt of $2.4 million to other expense.

Term Loan A requires quarterly principal payments of $7.5 million from June 2014 through March 2016; and $5.0 million from June 2016 until the Term Loan A's maturity in May 2019, when the remaining outstanding principal balance of $227.5 million is due. Term Loan B requires quarterly principal payments equal to $2.1 million until its maturity in November 2020, when the remaining outstanding principal balance of $770.6 million is due.

As of June 30, 2014 and June 30, 2013, the interest rate on the Revolving Credit Facility was 2.15% and 1.45%, respectively, and the interest rate on the Term Loan A was 3.65% and 3.59%, respectively, after giving effect to the floating-to-fixed interest rate swap. As of June 30, 2014, the interest rate on the Term Loan B was 4.25%.

The Amended and Restated Credit Agreement is collateralized by substantially all of the Company's domestic assets and is guaranteed by each of its domestic subsidiaries, excluding any noncontrolling interests, and is secured by a pledge agreement.

The fair value of long-term debt is estimated by discounting expected cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of June 30, 2014 and 2013, the fair value of long-term debt approximated the carrying value.

The Amended and Restated Credit Agreement contains a number of covenants that, among other things, restrict the Company's ability and certain of its subsidiaries to dispose of assets, incur additional indebtedness or issue preferred stock, pay dividends or make other distributions, enter into certain acquisitions, repurchase equity interests or subordinated indebtedness, issue or sell equity interests of our subsidiaries, engage in mergers or acquisitions or certain transactions with subsidiaries and affiliates, and otherwise restrict corporate activities.

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

A breach of any of the covenants or the inability to comply with the required financial ratios could result in a default under the Amended and Restated Credit Agreement. In the event of any such default, the lenders could elect to declare all borrowings outstanding under the Amended and Restated Credit Agreement, together with any accrued interest and other fees, to be due and payable. If the Company were unable to repay the indebtedness upon its acceleration, the lenders could proceed against the underlying collateral. The Company was in compliance with the Amended and Restated Credit Agreement covenants as of June 30, 2014 and 2013.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Interest Rate Swap Agreements

Effective June 2011, the Company entered into a floating-to-fixed rate swap agreement with a maturity date of May 13, 2016 to fix a portion of the floating LIBOR-based debt under the Secured Credit Facility to fixed-rate debt at an interest rate of 2.09% (plus applicable margin). In October 2013, the Company entered into an additional floating-to-fixed rate swap agreement with a maturity of June 30, 2018 to fix an additional portion of the floating LIBOR-based debt of the Secured Credit Facility to fixed-rate debt at an interest rate of 2.04% (plus applicable margin). The interest swaps have accreting and subsequently amortizing notionals in order to hedge the targeted amount of debt over the life of the swaps. In January 2014, the Company entered into an additional floating-to-fixed rate swap agreement with a maturity of June 30, 2020 to fix an additional portion of the floating LIBOR-based debt of the Secured Credit Facility to fixed-rate debt at an interest rate of 3.00% (plus applicable margin) for $450 million of such debt, without any accreting or amortizing features. At June 30, 2014 and 2013, the swap agreements had notional values of $240.0 million and $264.4 million of active swaps and $550.0 million and $-0- million of forward starting swaps, respectively.

The Company has documented and designated the interest rate swaps as cash flow hedges. Based on the assessment of effectiveness using statistical regression, the Company determined that the interest rate swaps are effective. Effectiveness testing of the hedge relationships and measurement to quantify ineffectiveness is performed each fiscal quarter using the hypothetical derivative method. As the interest rate swaps qualify as cash flow hedges, the Company adjusts the cash flow hedges on a quarterly basis to their fair values with a corresponding offset to accumulated Other Comprehensive Income ("OCI") for all effective amounts and interest expense for all ineffective amounts. The interest rate swaps have been and are expected to remain highly effective for the life of the hedges. Effective amounts are reclassified to interest expense as the related hedged expense is incurred. As of June 30, 2014 and 2013, the Company had no ineffectiveness on its cash flow hedges. Amounts related to the swaps expected to be reclassified from OCI to interest expense in the next twelve months total $4.3 million. Additional information on the Company's interest rate swaps as of June 30, 2014 is as follows:

Interest Rate Derivative Financial Instruments	Balance Sheet Location	Fair Value (in 000s)	Location of Offsetting Balance
Cash flow hedges	Accrued and other liabilities	$4,334
	Other liabilities	12,540

		$16,874	Accumulated other comprehensive income (before income taxes)

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Principal Repayments

Annual principal maturities of the Company's long-term debt are as follows:

Year Ended June 30,	(in 000s)
2015	$38,465
2016	35,786
2017	28,287
2018	28,286
2019	1,020,787
Thereafter	773,807

Total	$1,925,418

9.     LEASES

The Company leases certain office space, equipment, autos, and warehouse facilities and other property locations under noncancelable operating leases which are generally included in selling, general and administrative expenses. Operating rental expense is as follows:

	Year Ended June 30,
	2014	2013	2012
	(in 000s)
Equipment, auto and office space leases	$13,327	$11,220	$9,273
Sublease rental income	—	—	(317)

	$13,327	$11,220	$8,956

Future minimum rental payments required under noncancelable operating leases are as follows:

Year Ended June 30,	Operating
2015	$10,529
2016	9,226
2017	5,886
2018	2,536
2019	1,156
Thereafter	498

Total minimum payments	$29,831

10.   SHARE-BASED COMPENSATION

Employee Stock Purchase Plan

The 2008 Employee Stock Purchase Plan (the "2008 ESPP") provides that eligible employees are able to contribute up to 10% of their eligible earnings towards the quarterly purchase of the Company's common stock. The employee's purchase price is equal to 85% of the fair market value. During the years ended June 30, 2014, 2013 and 2012, employees purchased 60,516, 77,094 and 76,526 shares of common stock for approximately $3.5 million, $3.2 million and $2.6 million, respectively.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Share-Based Award Plans

The Company's 2010 Long-Term Incentive Plan, which was an amendment and restatement of the Company's 2001 Long-Term Incentive Plan, as amended, (the "2010 Plan") provides for the issuance of up to 17,350,000 shares of common stock, with awards of restricted stock and restricted stock units ("RSUs") reducing the 2010 Plan by 1.75 shares for every share granted. Generally, options are granted at the fair value of the Company's common stock at the date of grant and are exercisable for up to ten years.

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

Restricted stock and RSUs are converted into the right to receive common stock upon vesting. The Company permits the holders to satisfy their tax withholding requirements by net settlement, whereby the Company withholds a portion of the shares to cover the applicable taxes based on the fair market value of the Company's stock at the vesting date. During fiscal years 2014, 2013 and 2012, tax payments made were $5.5 million, $10.1 million and $1.7 million, respectively.

The Company issues new shares for shares delivered under the 1996 Plan, the 2010 Plan and the 2008 ESPP (collectively, the "Plans"). Stock option activity is summarized below:

		Weighted Average
	Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
	(in 000s)	(per share)	(years)	(in 000s)
Balance outstanding as of June 30, 2013	1,170	$29.60		$31,391
Granted	—	—
Exercised	(378)	31.65
Forfeited or expired	(9)	38.45

Balance outstanding as of June 30, 2014	783	$28.51	2.44	$29,150

Exercisable as of June 30, 2014	666	$26.86	2.16	$25,899

Restricted stock and RSU activity is summarized below:

	Restricted Stock	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value
	(in 000s)	(per share)	(in 000s)	(per share)
Balance outstanding as of June 30, 2013	571	$43.45	82	$45.65
Granted	291	69.45	80	61.23
Released	(232)	43.07	(43)	45.73
Forfeited or expired	(47)	50.53	—	—

Balance outstanding as of June 30, 2014	583	$56.22	119	$56.08

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is additional information about stock options, restricted stock and RSUs exercised, granted and vested during the periods:

	Year Ended June 30,
	2014	2013	2012
	(in 000s, except per share amounts)
Weighted average grant-date fair value per share:
Stock options granted	$—	$18.07	$17.04
Stock options vested	$17.82	$15.55	$16.05
Restricted stock and RSUs vested	$40.46	$40.86	$39.34
Total grant-date fair value of stock options vested	$3,380	$4,481	$6,097
Total grant-date fair value of restricted stock and RSUs vested	$11,144	$8,663	$7,289
Exercises under all share-based payment arrangements:
Total intrinsic value	$14,542	$35,324	$26,973
Cash received	$12,098	$32,472	$23,225
Tax benefit realized	$5,665	$20,447	$6,390

Shares Reserved

The following shares are reserved for issue under the Plans:

(in 000s)
Shares issued and currently outstanding	902
Shares available for future issuance	3,969

Total	4,871

Share-Based Compensation

The following table presents share-based compensation expense and related effect of the income tax benefit included in the Company's consolidated statements of operations:

	Year Ended June 30,
	2014	2013	2012
	(in 000s)
Selling, general and administrative	$9,478	$8,841	$9,996
Research and development costs	4,471	4,500	3,956
Cost of gaming equipment and systems and product lease, operation and royalty	64	39	220

Share-based compensation expense before tax	$14,013	$13,380	$14,172
Income tax benefit	(4,905)	(4,683)	(4,960)

Net share-based compensation expense	$9,108	$8,697	$9,212

Included in share-based compensation expense in the consolidated statements of operations for the years ended June 30, 2014, 2013 and 2012 is restricted stock amortization of $11.1 million, $9.3 million and $8.9 million, respectively.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 30, 2014, there was $1.2 million of total unrecognized compensation expense related to the unvested portion of stock options which will be recognized over the subsequent 1.2 years. In addition, as of June 30, 2014, there was $32.0 million of total unrecognized compensation expense related to the unvested portion of restricted stock and RSUs which will be recognized over the subsequent 2.0 years.

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

The fair value of each option granted during the periods referenced below was estimated on the grant date using the Black-Scholes valuation model with the following assumptions:

	Year Ended June 30,
	2014	2013	2012
Weighted Average:
Expected option term (in years)	—	4.17	4.36
Expected volatility	—	48.30%	56.90%
Risk-free interest rate	—	0.63%	0.89%
Expected annual dividend yield	—	0%	0%

No stock options were granted in fiscal year 2014. The Company uses its historical exercise activity to estimated expected term. Expected volatility is based on historical market factors related to the Company's common stock. Risk-free interest rate is based on U.S. Treasury rates appropriate for the expected term.

The Company has granted restricted stock units which contain performance goals based upon total shareholder return ("TSR") of the Company's common stock.

During fiscal year 2014, 34,444 performance restricted stock units were granted with the payout of shares ranging from 0% to 200% of target and 3,548 performance restricted stock units were granted with the payout of shares ranging from 0% to 150% of target based on EPS. The fair value of the 34,444 restricted stock units were estimated using the Monte Carlo valuation model based on risk-free interest rates ranging from 0.63% to 0.79% and expected volatility ranging from 25.52% to 30.62%. The fair value of the 3,548 performance restricted stock units were estimated based on the fair value of the Company's common stock on the date of grant. The grant date fair value of the restricted stock units totaled $2.5 million, based on a fair value per unit ranging from $59.77 to $70.45.

During fiscal year 2013, a total of 81,953 performance restricted stock units were granted with the payout of shares ranging from 0% to 150% of target. The fair value of each restricted stock unit was estimated using the Monte Carlo valuation model based on risk-free interest rates ranging from 0.34% to 0.35% and expected volatility ranging from 31.75% to 32.38%. The grant date fair value of the restricted stock units totaled $2.1 million, based on a fair value per unit ranging from $24.73 to $27.62.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.   STOCKHOLDERS' EQUITY

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

On April 24, 2013, the Company entered into an accelerated share repurchase agreement ("ASR Program") with J.P. Morgan Securities LLC ("JPMorgan") under which it paid JPMorgan $150 million and received an initial delivery of 2.3 million shares, which shares represented 85% of the ASR Program's value at a price of $54.27 per share. Shares representing the remaining 15% of the ASR Program's value were delivered at maturity of the ASR Program, with the final number of shares repurchased based on the volume-weighted average price of the Company's common stock during the repurchase period, less an agreed upon discount and adjusted for the initial share delivery. The ASR Program settled on September 27, 2013 with the delivery of an additional 27,344 shares. The volume-weighted average price during the repurchase period was $63.11 per share.

The ASR Program was originally accounted for as two separate transactions: (a) as shares of common stock acquired in a share repurchase transaction and (b) as a forward contract indexed to the Company's common stock. The initial delivery of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net earnings per share from the effective date of the ASR Program. The Company determined that the forward contract indexed to its common stock met all of the applicable criteria for equity classification. As such, the Company recorded the $150 million of shares repurchased as a purchase of treasury stock of $127.5 million and a forward contract included in additional-paid-in-capital of $22.5 million as of June 30, 2013. On September 27, 2013, the forward contract was settled.

The following purchases have been made under the Company's share repurchase plans:

	Shares (in 000s)	Average price per share	Amount (in 000s)
Year Ended June 30,
2012	3,861	$40.06	$154,645
2013	5,197	$53.90	280,148
2014	789	$59.89	47,226

Total	9,847	$48.95	$482,019

As of June 30, 2014, $102.6 million remained available under the plan for repurchase in future periods.

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

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

12.   INCOME TAXES

Consolidated income before taxes and noncontrolling interest for domestic and foreign operations is as follows:

	Year Ended June 30,
	2014	2013	2012
	(in 000s)
United States	$163,880	$220,439	$161,043
Foreign	1,960	(4,164)	3,416

Total	$165,840	$216,275	$164,459

The components of the Company's income tax expense are as follows:

	Year Ended June 30,
	2014	2013	2012
	(in 000s)
Current:
Federal	$58,997	$73,441	$61,115
State	6,029	8,623	9,085
Foreign	13,325	4,299	2,902

	$78,351	$86,363	$73,102

Deferred:
Federal	$(7,013)	$(5,346)	$(7,169)
State	648	(509)	(1,383)
Foreign	$(5,912)	(3,934)	(1,001)

	$(12,277)	$(9,789)	$(9,553)

Income tax expense	$66,074	$76,574	$63,549

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The difference between the U.S. statutory federal income tax rate and the Company's effective income tax rate is as follows:

	Year Ended June 30,
	2014	2013	2012
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Change in income tax contingencies	(2.3)	1.4	2.1
State income taxes, net of federal benefit	2.8	2.6	2.8
Foreign earnings subject to U.S. tax	2.5	(0.3)	(0.3)
Change in valuation allowance	2.9	—	(0.6)
Tax credits	(2.1)	(2.5)	(1.2)
Domestic production activities deduction	(2.5)	(2.7)	(2.7)
Foreign losses-no future benefit	1.3	0.9	2.0
Non-deductible acquisition-related costs	1.8	—	—
Other, net	0.5	1.0	1.5

	39.9%	35.4%	38.6%

The major components of the deferred tax assets and liabilities are as follows:

	June 30,
	2014	2013
	(in 000s)
Deferred tax assets:
Share-based compensation	$10,542	$11,421
Deferred revenue, net of deferred costs	13,103	15,947
Accruals not currently deductible for tax purposes	27,521	21,764
Inventory	7,083	5,250
Net operating loss carryforwards	13,951	5,949
Intangible assets	17,111	6,438
Interest rate swap agreement	6,173	3,515
Other	3,247	4,279

Total gross deferred tax assets	98,731	74,563
Less: Valuation allowance	(6,094)	(62)

Deferred tax assets	$92,637	$74,501

Deferred tax liabilities:
Property and equipment	$6,247	$18,322
Intangible assets	151,016	—
Other	5,807	100

Total gross deferred tax liabilities	$163,070	$18,422

Net deferred tax assets (liabilities)	$(70,433)	$56,079

Current deferred income tax liabilities of $0.4 million and $-0- of as of June 30, 2014 and 2013, respectively, are included in accrued and other liabilities in the accompanying Consolidated Balance Sheets.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has not provided income taxes on approximately $35.2 million and $15.2 million of undistributed earnings as of June 30, 2014 and 2013, respectively, from certain foreign subsidiaries. The Company plans to permanently invest the earnings in the foreign subsidiaries and therefore has not recorded a deferred tax liability associated with the undistributed earnings. A determination of the potential deferred tax liability which would result from these earnings is not practicable at this time.

The Company records a valuation allowance to reduce net deferred tax assets to the amount more likely than not to be realizable. In doing so, the Company considers all available positive and negative evidence, including the existence of sufficient taxable income within the carryback or carryforward period available under the tax law including the future reversal of existing temporary differences and tax planning strategies that would, if necessary, be implemented.

At June 30, 2014, the Company had net operating loss carryforwards for U.S. federal income tax purposes of approximately $3.9 million. The entire amount of the net operating loss carryforwards are subject to limitations under Section 382 of the Internal Revenue Code. Section 382 limits the amount of carryforwards available per year for use against future taxable income. Based on the Company's recent history of taxable income and projections of taxable income in the future, the Company expects to utilize all of its federal net operating loss carryforwards. The federal net operating loss carryforwards expire in 2022.

At June 30, 2014, the Company also has net operating losses in foreign jurisdictions totaling approximately $50.0 million, consisting mainly of $14.0 million in Austria, $11.2 million in Gibraltar, $10.8 million in Argentina and $7.9 million in Australia. The Company has recorded a valuation allowance of $20.0 million before tax, $6.1 million tax-effected, against these foreign net operating losses. The increase in the valuation allowance for fiscal year 2014 mainly related to the valuation allowance for current and prior year net operating losses for Argentina. The foreign net operating losses can be carried forward for periods that vary from five years to indefinitely.

The Company recorded $5.7 million, $20.4 million and $6.4 million as an increase to stockholder's equity for certain tax benefits from employee share-based compensation for the years ended June 30, 2014, 2013 and 2012, respectively.

The Company had $10.1 million, $15.6 million and $12.7 million of liabilities for unrecognized tax benefits as of June 30, 2014, 2013 and 2012, respectively. Of these amounts, $9.9 million, $15.5 million and $12.7 million, respectively, if recognized, would impact the Company's effective tax rate. The Company recognizes interest and penalties related to unrecognized tax benefits as tax expense. As of June 30, 2014, 2013 and 2012, the Company had accrued interest and penalties of $0.4 million, $2.1 million and $1.7 million, respectively. The Company decreased the accrual of interest and penalties by $1.7 million and increased the accrual of interest and penalties by $0.4 million and $0.4 million during the years ended June 30, 2014, 2013 and 2012, respectively.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes to the balance of unrecognized tax benefits are as follows:

	June 30,
	2014	2013	2012
	(in 000s)
Balance, beginning of year	$15,578	$12,707	$8,364
Additions based on tax provisions related to current year	4,223	2,361	3,099
Additions for tax positions of prior years	933	578	1,461
Reductions for tax positions of prior years	(4,138)	—	(128)
Settlements	(5,311)	—	—
Lapse of statute of limitations	(1,235)	(75)	(36)
Foreign currency translation adjustment	13	7	(53)

Balance, end of year	$10,063	$15,578	$12,707

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

The IRS has commenced examination of the Company's United States federal income tax return for 2012 during fiscal 2014. To date, no issues have been raised that would materially affect our financial position or results of operations.

Including the 2012 IRS examination described above, it is reasonably possible that the Company's amount of unrecognized tax benefits may decrease within the next twelve months by up to $5.2 million.

The Company files numerous consolidated and separate income tax returns in the United States and various state and foreign jurisdictions. The Company is currently under examination in certain states and foreign jurisdictions. With few exceptions, the Company is no longer subject to United States federal, state and local, or foreign income tax examinations for years before fiscal 2009.

13.   COMMITMENTS AND CONTINGENCIES

Commitments

The Company is obligated under several agreements to pay certain royalties on the sale or rental of gaming devices. In addition, the Company has obtained the rights to certain game themes and intellectual property that call for payment of royalties based on either fixed amounts or variable amounts based on game performance. Total royalty expense for the Company for the years ended June 30, 2014, 2013 and 2012 was $27.6 million, $21.6 million and $20.8 million, respectively, and is included in the cost of Gaming equipment and systems and cost of Product lease, operation and royalty in the accompanying consolidated statements of operations.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Litigation

In the ordinary course of business, the Company is involved in various legal proceedings and other matters that are complex in nature and have outcomes that are difficult to predict. The Company records accruals for such contingencies to the extent that the Company concludes that it is probable that a loss will be incurred and the amount of loss can be reasonably estimated. No estimate of the reasonably possible loss or range of loss in excess of amounts accrued, if any, can be made at this time regarding the matters specifically described below because the inherently unpredictable nature of legal proceedings may be affected by various factors, including: (i) the damages sought in the proceedings are unsubstantiated or indeterminate; (ii) discovery or other material legal proceedings are incomplete; (iii) the proceeding is in its early stages and there is insufficient information available to assess the viability of the stated grounds; (iv) the matters present legal uncertainties; (v) there are significant facts in dispute; or (vi) the trier of fact is granted latitude by applicable law to apply judgment. Our assessment of each matter may change based on future unexpected events. An unexpected adverse judgment in any pending litigation could cause a material impact on our business operations, gaming licenses, intellectual property, results of operations or financial position. Unless otherwise expressly stated, the Company believes costs associated with litigation will not have a material impact on its financial position or liquidity, but may be material to the results of operations in any given period. The Company assumes no obligation to update the status of pending litigation after the date of this Annual Report on Form 10-K, except as may be required by applicable law, statute or regulation.

HBG Connex S.P.A. Litigation.    In February 2012, HBG Connex S.P.A. ("HBG") filed requests for arbitration in the National and International Chamber of Arbitration of Milan, Italy, against the Company's Dutch and Italian subsidiaries ("Bally Netherlands" and "Bally Italy", respectively). HBG alleged breach of contract (i) by Bally Netherlands in connection with a contractual arrangement pursuant to which the Company agreed to supply certain gaming equipment and (ii) by Bally Italy in connection with €15 million in financial assistance provided by Bally Italy for HBG's acquisition of licenses to operate gaming equipment in certain Italian markets. The Company responded in March 2012 denying the allegations and seeking to dismiss HBG's claims, asserting counterclaims against HBG for breach of contract, and seeking equitable relief compelling HBG to perform its contractual obligations as well as an undetermined amount of monetary damages. On July 29, 2013, the parties entered into a settlement agreement pursuant to which they agreed to waive all claims, terminate the arbitration and all contractual arrangements, and HBG agreed to repay the Company €15 million in graduated monthly installments over four years from July 2013 to June 2017. The Arbitral Tribunal approved the parties' joint requests for termination in September 2013.

Macau SHFL FUSION Hybrid Table Games Patent Issue.    In June 2009, customs officials from Macau SAR seized a SHFL FUSION Hybrid Table Game unit displayed by SHFL entertainment (Asia) Limited ("SHFL Asia") at the G2E Asia Gaming Show. This seizure related to a claim by Jay Chun ("Chun") of alleged patent infringement. In October 2009, the Office of the Public Prosecutor dismissed the investigation after a series of appeals and procedural developments. Chun appealed to the Investigation Judge, which proceedings were dismissed. From this decision, Chun appealed to the Macau Second Instance Court, which remanded the matter to the Investigation Court "Tribunal de Instrução Criminal" for further proceedings. A Trial Hearing of this matter concluded in July 2013, with the acquittal of SHFL Asia and a finding of no patent infringement. On July 29, 2013, Chun appealed the acquittal to the Macau Second Instance Court. The Company believes that it has meritorious defenses and intends to continue to vigorously defend this matter.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In May 2012, Chun along with Natural Noble Limited ("Natural Noble"), a company controlled by Paradise Entertainment and ultimately controlled by Chun (collectively, the "Natural Noble Plaintiffs"), obtained an ex parte decision from a Macau court allegedly enjoining one of our subsidiaries. The injunction was requested and ordered against an alleged Australian entity named Shuffle Master Asia Limited, which entity does not exist. The injunction sought to prevent SHFL Asia from displaying any products that infringe the Natural Noble Plaintiffs' patents during the 2012 G2E Asia Gaming Show, even though the decision did not specify which of SHFL Asia's products displayed at the G2E Asia Gaming Show would allegedly infringe such patents. After initially agreeing with Macau customs officials' request to cover the SHFL FUSION Hybrid Table Game unit, SHFL Asia received court approval to post a bond of approximately $0.1 million to enable SHFL Asia to display the SHFL FUSION Hybrid Table Game unit at the G2E Asia Gaming Show. In February 2013, SHFL Asia submitted arguments of appeal contesting the decision to grant the injunction to the Macau Second Instance Court. The Court dismissed the appeal on July 18, 2013 based on the fact that SHFL Asia is not the entity against which the injunction was granted, but rather the injunction was granted against the non-existent Australian entity. Therefore, the Court found that SHFL Asia did not have procedural standing to appeal the decision. Several appeals have been heard since. The Company believes that it has meritorious claims and intends to continue to vigorously pursue the matter.

In June 2012, the Natural Noble Plaintiffs and LT Game Limited, a company controlled by Paradise Entertainment (collectively, the "LT Game Plaintiffs"), filed a writ of summons with a Macau court seeking monetary damages and other civil relief as a result of the alleged infringement of the Natural Noble Plaintiffs' patents by SHFL Asia and SHFL at the 2012 G2E Asia Gaming Show. A trial date has not yet been set for this matter. The Company believes that it has meritorious defenses, has submitted its defenses and counterclaims in this matter and intends to continue to vigorously defend this matter.

In October 2012, SHFL Asia filed a lawsuit with a Macau court against the LT Game Plaintiffs and Paradise Entertainment, Inc. (collectively "Paradise Defendants"), a company that the Company believes is the ultimate parent company of LT Game Limited and Natural Noble. This lawsuit seeks an injunction against the Paradise Defendants' assertions of monopolistic rights. The lawsuit alleges, in part, that the Paradise Defendants cannot restrict SHFL Asia from selling or using multi-game terminal betting products in Macau by claiming to hold exclusivity rights on the selling or using of multi-game betting terminal products in Macau. A Trial Hearing began in June 2013 and concluded in November 2013. The injunction request was denied. In November 2013, an appeal of this interim injunction decision was filed by SHFL Asia to the Court of Second Instance. In July 2014, the case was dismissed by the Court of Second Instance, fundamentally on grounds that there is no sufficient evidence that the Paradise Defendants had claimed to have any monopolistic rights on the selling or using of multi-game betting products in Macau. The matter remains under dispute in the principal proceedings filed in connection with the injunction. The Company believes that it has a meritorious case and intends to continue to vigorously pursue this claim.

In November 2013, SHFL Asia displayed a SHFL FUSION Hybrid Table Game unit at the Macau Gaming Show. The LT Game Plaintiffs obtained an ex-parte interim injunction prohibiting SHFL Asia from taking any actions that would allegedly infringe a patent owned by Natural Noble during the Macau Gaming Show. As a result of this injunction, during the Macau Gaming Show, Macau customs officials covered the SHFL FUSION Hybrid Table Game unit for a period of time. In December 2013, an appeal of this interim injunction was filed by SHFL Asia to the Court of Second Instance. In July 2014, the Court of Second Instance decided on the merits of the appeal in favor of SHFL Asia, having therefore revoked the previous decision and thereby removing the injunction, fundamentally on grounds

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

that no evidence has been produced on any patent infringement. In August 2014, the LT Game Plaintiffs have filed an appeal to the Court of Final Instance. The Company believes that it has meritorious defenses and intends to vigorously pursue this matter.

Acquisition Litigation.    Prior to the consummation of the Acquisition, a number of putative class actions and shareholder derivative actions challenging the Acquisition were filed against the Company, Manhattan Merger Corp., SHFL, and SHFL's then current directors in various jurisdictions that generally alleged breach of fiduciary duties and that the entity defendants aided and abetted those alleged breaches, and sought, among other relief, declaratory judgment and an injunction against the transaction. In May 2014, the Company and the plaintiffs to the Minnesota action stipulated to a dismissal without prejudice and the Minnesota State Court entered an order dismissing the action without prejudice. In August 2014, the Company and the plaintiffs to the Nevada action stipulated to a dismissal with prejudice and the Nevada State Court entered an order dismissing the action with prejudice. All of the Acquisition Litigation actions have been dismissed.

The Company is also a party to various claims and lawsuits relating to routine matters that arise from time to time in the ordinary course of its business. Although management does not currently believe that the outcome of such claims, in the aggregate, will have a material effect on its consolidated financial position, results of operations or cash flows, these matters are subject to inherent uncertainties and management's view of these matters may change in the future.

14.   SEGMENT AND GEOGRAPHICAL INFORMATION

In the fourth quarter of fiscal year 2014, the Company revised its business and operating segments to reflect the reorganization of its business following the Acquisition and the financial information regularly reviewed by its chief executive officer. Based on that review, the Company concluded that it has four reportable segments. This change had no impact on the Company's consolidated financial statements for any periods. Business segment information for fiscal years 2013 and 2012 has been adjusted to reflect this change.

The Company operates in legalized casino gaming markets across the globe and provide state-of-the-art, value-add products in four distinct segments: (a) EGMs, which include the sale of gaming devices and related equipment, parts and conversion kits, (b) Gaming Operations, which include the operation of wide-area progressives, video lottery and centrally determined systems and the rental of gaming devices and content, (c) casino-management systems, which include the sale and support of computerized monitoring systems and related recurring hardware and software maintenance revenue, and (d) table game products, which include monthly royalties from proprietary table games as well as sale and lease of table utility products, including automatic card shufflers, deck checkers and roulette chip sorters. Our Chief Executive Officer is our Chief Operating Decision Maker.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a summary of revenues and gross margin for each segment:

	Year Ended June 30,
	2014(1)	2013	2012
	(in 000s)
Revenues:
EGMs	$381,660	$339,842	$310,651
Gaming Operations	405,433	404,978	357,417
Systems	327,821	252,219	211,691
Table Products	100,178	—	—

Total revenues	$1,215,092	$997,039	$879,759

Gross Margin(2):
EGMs	$190,534	$170,629	$139,845
Gaming Operations	266,651	282,790	257,737
Systems	236,054	192,627	155,861
Table Products	70,577	—	—

Total gross margin	$763,816	$646,046	$553,443

(1)
Results for fiscal year 2014 include the Acquisition beginning on November 25, 2013.

(2)
Gross Margin excludes amortization related to intangible assets, which are included in depreciation and amortization.

Our CODM does not receive a report with a measure of total assets for each reportable segment as this information is not available or necessary for the CODM's evaluation of segment performance. Therefore, the Company has not provided asset and capital expenditure information by reportable segment.

EGMs and systems revenues and costs are included in Gaming equipment and systems revenues. Gaming Operations revenues and costs are included in Product lease, operation and royalty revenues.

Table Products revenues include $34.1 million and $66.1 million included in Gaming equipment and systems revenues and Product lease, operation and royalty revenues, respectively, for the year ended June 30, 2014. Table products gross margin includes $18.7 million and $51.9 million included in Gaming equipment and systems gross margin and Product lease, operation and royalty gross margin, respectively, for the year ended June 30, 2014.

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

	Year Ended June 30,
	2014(1)	2013	2012
	(in 000s)
Revenues:
United States and Canada	$983,322	$826,975	$716,075
International	231,770	170,064	163,684

Total revenues	$1,215,092	$997,039	$879,759

Operating income:
United States and Canada	$214,145	$214,527	$159,324
International	13,089	20,983	20,119

Total operating income	$227,234	$235,510	$179,443

Identifiable assets:
United States and Canada	$1,535,578	$742,900	$730,758
International	983,233	236,365	239,709

Total identifiable assets	$2,518,811	$979,265	$970,467

(1)
Results for fiscal year 2014 include the Acquisition beginning on November 25, 2013.

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

The Company matches 50% of any participant's contributions, up to the first 6% of their compensation (as defined in the plan document). Company matching contributions totaled approximately $3.1 million, $2.4 million and $2.2 million for each of the years ended June 30, 2014, 2013 and 2012, respectively.

For participants hired through December 31, 2000, employee and employer matching contributions are 100% vested immediately. For employees hired on or after January 1, 2001, vesting of the employer match is on a 20%, 5-year vesting schedule. Effective October 1, 2005, vesting of employer match is on a 25%, 4-year vesting schedule.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fiscal Year 2014 Quarterly Results
	September 30,	December 31,(1)	March 31,(1)	June 30,(1)(2)
	(in 000s, except per share data)
Statement of Operations Data:
Revenues	$249,289	$285,193	$338,399	$342,211
Cost of revenues	85,125	105,281	126,844	134,026
Selling, general and administrative	72,427	90,986	88,248	91,491
Research and development costs	29,504	32,709	36,677	36,972
Income from operations before income taxes	54,122	34,030	43,769	33,919
Income tax expense	(16,172)	(12,105)	(16,200)	(21,597)

Income from operations	37,950	21,925	27,569	12,322
Less net income attributable to noncontrolling interests	166	714	125	161

Net income attributable to Bally Technologies, Inc.	$37,784	$21,211	$27,444	$12,161

Basic earnings per share attributable to Bally Technologies, Inc.:
Basic earnings per share	$0.98	$0.55	$0.71	$0.32

Diluted earnings per share attributable to Bally Technologies, Inc.:
Diluted earnings per share	$0.97	$0.54	$0.70	$0.31

(1)
Results for fiscal year 2014 include the Acquisition beginning on November 25, 2013. Income from operations before income taxes and net income attributable to Bally Technologies, Inc. in fiscal year 2014 was impacted by restructuring and acquisition-related costs of $60.8 million, and amortization of purchased intangible assets of $33.0 million.

(2)
In addition to the above items, net income attributable to Bally Technologies, Inc. in fiscal year 2014 was unfavorably impacted by debt issuance costs write-offs of $7.3 million, and favorably impacted by $2.2 million due to the write-off of net operating loss carryforwards which were partially offset by a one-time IRS benefit during the same period.

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

17.   SUBSEQUENT EVENTS

On July 1, 2014, the Company acquired Dragonplay Ltd. ("Dragonplay"), an online social casino company headquartered in Tel Aviv, Israel, with applications for Android, Facebook and Apple iOS. Total initial consideration included approximately $51.3 million in cash, plus approximately $34.9 million for the amount of estimated net working capital. Additional contingent consideration and employee retention payments, not to exceed $48.7 million, may be due over the next 18 months subject to Dragonplay meeting certain financial performance targets. The Company funded the transaction from cash on hand and proceeds from its revolving credit facility. The valuation and related purchase price allocation have not yet been completed.

On August 1, 2014, the Company entered into an Agreement and Plan of Merger ("Merger Agreement") with Scientific Games Corporation ("Scientific Games") whereby Scientific Games agreed to acquire all of the Company's outstanding common stock for $83.30 in cash per share. The aggregate transaction value is approximately $5.1 billion, including approximately $1.8 billion of the existing net debt of the Company. The transaction was unanimously approved by the boards of directors of the two companies. The acquisition is subject to customary closing conditions, including receipt of the Company's shareholder's approval and antitrust and gaming regulatory approvals, and is currently expected to be completed in early 2015. On August 20, 2014, the Company received notice of early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 ("HSR Act") with respect to Scientific Games pending acquisition of the Company. The Merger will be financed with debt and cash on hand and Scientific Games has obtained committed debt financing for the transaction, which is not subject to a financing contingency. However, no assurance can be given that the transaction will be completed.

The Merger Agreement contains certain termination rights for both the Company and Scientific Games and further provides that, in connection with termination of the Merger Agreement under specified

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

circumstances, (1) Scientific Games may be required to pay the Company a termination fee of $105.0 million if all the conditions to closing have been met and the merger is not consummated because of a breach by the Company's lenders of their obligations to finance the transaction, (2) Scientific Games may be required to pay the Company a termination fee of $105.0 million if the parties are unable to obtain approval under the HSR Act or to obtain the gaming regulatory approvals that are conditions to closing and (3) the Company may be required to pay Scientific Games a termination fee of $80.0 million under specified circumstances, including, but not limited to, a change in the Bally board's recommendation of the merger or in connection with Bally's termination of the Merger Agreement to enter into a written definitive agreement for a "superior proposal" (as defined in the Merger Agreement). See Item 1A, Risk Factors.

Litigation Relating to the Merger

The following complaints challenging the merger have been filed in the District Court of the Eighth Judicial District, County of Clark, Nevada: (i) Shaev v. Bally Technologies, Inc., et al., No. A-14-705012-B; (ii) Crescente v. Bally Technologies, Inc., et al., No. A-14-705144-C; (iii) Lewandoski v. Bally Technologies, Inc., et al., No. A-14-705153-C; (iv) Rosenfeld v. Bally Technologies, Inc., et al., No. A-14-705162-B; and (v) Stein v. Bally Technologies, et al., No. A-14-705338-B. Each of the actions is a putative class action filed on behalf of the public shareholders of Bally Technologies, Inc. and names as defendants the Company, its directors, Scientific Games, Merger Sub and Financing Sub. The complaints generally allege that the individual defendants breached their fiduciary duties in connection with their consideration and approval of the merger. Four of the five complaints also allege that all of the entity defendants aided and abetted the purported breaches by the individual defendants. The fifth complaint, Shaev v. Bally Technologies, Inc., et al., alleges that Scientific Games, Scientific Games Nevada, Inc. and Scientific Games International, Inc., the subsidiaries of Scientific Games formed to consummate the merger, aided and abetted the individual defendants' purported breaches but makes no such claim against the Company. The complaints seek, among other relief, to enjoin the merger. On or about August 20, 2014, the parties to all five lawsuits signed a stipulation and proposed order to consolidate the suits under the single caption In re Bally Technologies, Inc. Stockholders Litigation, Case A-14-70512-B. The stipulation further provides that the defendants need not respond to any of the complaints currently filed in the actions and shall confer on a response deadline after plaintiffs file an anticipated amended consolidated complaint.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Years ended June 30, 2014, 2013 and 2012

	Balance at Beginning of Year	Additions	Net Write-offs/ Recoveries	Balance at End of Year
	(in 000s)
Allowance for doubtful accounts (current and long-term):
Year Ended June 30, 2014	$16,577	$3,819	$4,661	$15,735
Year Ended June 30, 2013(1)	$17,102	$11,173	$11,698	$16,577
Year Ended June 30, 2012	$11,566	$9,863	$4,327	$17,102

(1)
Net Write-offs in fiscal year 2013 include $2.9 million related to development financing.

Deferred Tax Asset Valuation Allowance:
Year Ended June 30, 2014(2)	$62	$6,094	$62	$6,094
Year Ended June 30, 2013	$68	$—	$6	$62
Year Ended June 30, 2012	$1,186	$—	$1,118	$68

(2)
Additions include $2.0 million acquired as part of the Acquisition.