Form 10-K/A
period 2014-06-30
BALLY TECHNOLOGIES, INC.
filed 2014-10-20
CIK 2491

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

According to the records of the registrant's registrar and transfer agent, the number of shares of the registrant's common stock outstanding as of October 16, 2014 was 38,355,000, which does not include 27,800,000 shares held in treasury.

Documents Incorporated by Reference:    None.

 Explanatory Note

Unless the context indicates otherwise, all references to "Bally," "we," "our," and the "Company" refer to Bally Technologies, Inc. and its consolidated entities.

This Amendment No. 1 on Form 10-K/A (the "Amendment No. 1") to our Annual Report on Form 10-K for the year ended June 30, 2014, filed with the Securities and Exchange Commission ("SEC") on August 29, 2014 (the "Annual Report"), is being filed solely to amend Part III, Item 10 through 14.

As required by the rules of the SEC, this Amendment No. 1 sets forth amended Part III, Item 10 through 14, in its entirety and includes new certifications of our Chief Executive Officer and Chief Financial Officer (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as set forth above, no changes have been made to the Annual Report, and this Amendment No. 1 does not amend, modify or update in any way any of the financial statements of the Company or other information contained in the Annual Report. This Amendment No. 1 does not reflect events that may have occurred subsequent to the filing date of the Annual Report. Accordingly, this Amendment No. 1 should be read in conjunction with the Annual Report and the Company's filings with the SEC subsequent to the filing of the Annual Report.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A.    Identification of Directors

BOARD OF DIRECTORS

The Board of Directors of Bally (the "Board") is comprised of six directors (each a "Director" and collectively, the "Directors"). The Directors are divided into three classes, Class I, Class II, and Class III, each of which currently consists of two Directors. The term of each Director in each respective Class expires in the year noted below when the Director's successor is duly elected and qualified.

On May 15, 2014, the Board announced the appointment of Richard M. Haddrill as Chief Executive Officer of the Company, effective May 23, 2014. Prior to his appointment as Chief Executive Officer, Mr. Haddrill was the non-executive Chairman of the Board. David Robbins, who had been serving as the Board's Lead Independent Director, was appointed Chairman of the Board, effective May 23, 2014. On that date, Ramesh Srinivasan ceased to be a member of the Board and the Board appointed Michael A. Klayko to fill Mr. Srinivasan's Board seat, effective July 1, 2014.

Set forth below is biographical and other information about the Directors, including information concerning the particular experience, qualifications, attributes and skills that led the Nominating and Corporate Governance Committee and the Board to determine that each should serve as a Director.

Class I Directors serving until 2016:

Richard M. Haddrill.    Mr. Haddrill, age 61, became a director in April 2003 and Chief Executive Officer on May 23, 2014. Mr. Haddrill served as the non-executive Chairman of the Board from December 2012 until his appointment as the Chief Executive Officer in May 2014. Mr. Haddrill had previously served as the Company's Chief Executive Officer from October 1, 2004 to December 14, 2012. Prior to becoming the Company's Chief Executive Officer in 2004, Mr. Haddrill most recently served as Chief Executive Officer and as a member of the Board of Directors of Manhattan Associates, Inc., a global leader in software solutions to the supply chain industry. He continued to serve as Vice Chairman of the Board of Manhattan Associates until May 2006. Mr. Haddrill also served as President and Chief Executive Officer and as a member of the Board of Directors of Powerhouse Technologies, Inc., a technology and gaming company, from September 1996 to June 1999, when Powerhouse was acquired by Anchor Gaming. Mr. Haddrill previously served as an Area Managing Partner for Ernst & Young ("E&Y"). In June 2012, Mr. Haddrill joined the Board of Directors of Corrective Education Company, a company involved in providing training and education alternatives to judicial prosecution, and became Chairman of the Board in December 2012. Mr. Haddrill previously served on the Boards of Directors of True Demand Software, Inc., a supply chain solutions company, Danka Business Systems, Ltd., a provider of digital imaging systems and services, Outlooksoft, a provider of corporate performance management software based solutions, and JDA Software Group Inc., a leading provider of innovative supply chain management, merchandising and pricing excellence solutions worldwide. Mr. Haddrill serves on the Board of Directors of the American Gaming Association and previously served as the Chairman of the Board from 2011 to 2013. Mr. Haddrill is on the Board of Directors of the Smith Center for the Performing Arts and the Advisory Board of the Las Vegas Area Council of Boy Scouts of America. As the Chief Executive Officer of the Company, Mr. Haddrill brings a deep understanding of Bally's business, operations and strategic planning to the Board. He also brings expansive knowledge of both the gaming and technology industries from his current and prior management and director positions at other gaming and technology companies and from his service as Chairman of the American Gaming Association.

Josephine Linden.    Mrs. Linden, age 62, became a director in April 2011 and is the Chair of the Compensation Committee and a member of the Audit Committee. In 2008, Mrs. Linden retired from Goldman Sachs as a Partner and Managing Director after being with the firm for more than 25 years, where she held a variety of roles, including Managing Director and Regional Manager of the New York office for Private Wealth Management, and head of Global Equities Compliance, and acted as an Advisor to GSJBWere, Australia. Mrs. Linden is also a principal of Linden Global Strategies, a wealth management advisory firm that is a registered investment advisory group, founded in 2011. In March 2014, Mrs. Linden joined the Board of Directors of Lands' End, Inc. and is the Chair of the Compensation Committee and a member of the Audit Committee. In October 2014, Mrs. Linden became Chairman of the Board of Lands' End, Inc. In October 2012, Mrs. Linden joined the Board of Directors of Sears Hometown and Outlet Stores, Inc., a national retailer of home appliances, hardware, tools and lawn and garden equipment, and is the Chair of the Nominating and Governance Committee and a member of the Audit Committee. Mrs. Linden was an Adjunct Professor in the Finance department of Columbia Business School from 2010 to 2012. Mrs. Linden brings extensive knowledge of capital markets and other financial matters to the Board from her 25-year career with Goldman Sachs. She also brings important experience in international businesses matters, a topic relevant to the Company's international expansion, developed while at Goldman Sachs and through her current service for various foundations.

Class II Directors serving until 2014:

Robert Guido.    Mr. Guido, age 68, became a director in December 2006 and is the Chair of the Audit Committee and a member of the Nominating and Corporate Governance Committee and was a member of the Compensation Committee until August 19, 2014. Mr. Guido retired from E&Y in June 2006 where he was Vice Chair and Chief Executive Officer of E&Y's Assurance and Advisory Practice. In these roles, he was responsible for overall business strategy and had significant dealings with both the SEC and the Public Company Accounting Oversight Board ("PCAOB") on behalf of the firm. During his 38-year career at E&Y, Mr. Guido also co-chaired the firm's Global Client Steering Committee and served as a senior advisory or engagement partner to numerous global companies. Since April 2007, Mr. Guido has served as a member of the Board of Directors and presently chairs the Audit Committee of Commercial Metals Company, a manufacturer, recycler, and distributor of steel and metal products. Since May 2007, Mr. Guido has also been a member of the Board of Trustees and Chair of the Audit Committee of Siena College, a liberal arts college near Albany, NY. Since

October 2011, Mr. Guido has served as a member of the Board of Directors and currently chairs the Audit/Finance Committee of North Highland, a private global consulting company in Atlanta, GA. In January, 2012, Mr. Guido was appointed to serve a three-year term to the PCAOB's Standing Advisory Committee in Washington, D.C. and was recently appointed to the National Association of Corporate Directors Risk Oversight Advisory Council. Mr. Guido brings a significant level of financial and accounting expertise to the Board that he developed throughout his 38-year career at E&Y. His service as a senior advisory and engagement partner to numerous global companies also provides him with an in-depth understanding of the range of issues facing global companies. He brings important knowledge of and experience with the SEC and PCAOB from both his current position and his prior dealings with those agencies while working as a public accountant. He also has a valuable background in corporate governance and enterprise risk management based on his experience as a guest lecturer and author on corporate governance and enterprise risk management best practices.

Michael A. Klayko.    Mr. Klayko, age 60, became a director in July 2014 and is a member of the Audit Committee and Compensation Committee. Mr. Klayko currently serves as the Chairman of the Board of Directors and as a member of the Compensation Committee of Allscripts Healthcare Solutions, Inc. Mr. Klayko also currently serves as a member of the Board of Directors and as a member of the Compensation Committee of PMC-Sierra, Inc. Mr. Klayko is the Chief Executive Officer of MKA Capital, LLC, an investment company focused on technology investments. He previously served as Chief Executive Officer of Brocade Communications Systems, Inc. from 2005 until 2013. Additionally, Mr. Klayko has held executive positions at Rhapsody Networks (including as its Chief Executive Officer), McDATA, EMC Corporation, Hewlett-Packard Company, and International Business Machines Corporation. Mr. Klayko brings 35 years of experience in the storage, computer and telecommunications industries.

Class III Directors serving until 2015:

W. Andrew McKenna.    Mr. McKenna, age 68, became a director in April 2011 and is the Chair of the Nominating and Corporate Governance Committee and a member of the Audit Committee. Mr. McKenna currently serves as a member of the Board of Directors and as Audit Committee Chair of AutoZone, Inc., a retailer and distributor of automotive replacement parts and accessories. From March 2010 until September 2011, he was the Chairman of the Supervisory Board of Georgia BioMass, LLC, a wholly-owned subsidiary of RWE Innogy, a company that plans, builds and operates facilities generating power from renewable energies. He previously served as Lead Director and Audit Committee Chair for Danka Business Systems, Ltd., a provider of digital imaging systems and services, and President and member of the Board of Directors of SciQuest.com Inc., a provider of on-demand procurement and supplier management solutions. Prior to that, Mr. McKenna held various positions with The Home Depot Inc. from 1990 to 1999, including Senior Vice President of Strategic Business Development, Division President, and Chief Information Officer. Mr. McKenna also spent 16 years as a management consultant with Touche Ross & Co (a predecessor firm of Deloitte Consulting) including 10 years as a partner ending in 1990. Mr. McKenna brings a significant level of financial and accounting expertise to the Board developed during his tenure with Touche/Deloitte and his service on audit committees of other public companies. This experience also brings important knowledge of and experience with the requirements and guidelines of the SEC and PCAOB. Mr. McKenna's prior service as a public company executive officer provides further insight of management's day-to-day actions and responsibilities. Mr. McKenna's service on other boards of directors also adds a depth of knowledge to the Board regarding best practices in corporate governance.

David Robbins.    Mr. Robbins, age 54, became the Chairman of the Board on May 23, 2014 and is a member of the Compensation Committee, Audit Committee, and Nominating and Corporate Governance Committee. Mr. Robbins served as a director of the Company from July 1994 to September 1997 (and as Chairman of the Board from February 1997 through September 1997) and then rejoined Bally as a director (and Chairman) in December 1997, serving as Chairman through December 2010. From October 2013 to May 2014, Mr. Robbins served as the Lead Independent Director and presided over executive sessions of non-employee directors. From 1984 to 2004, Mr. Robbins practiced corporate, securities and real estate law at Cahill Gordon & Reindel LLP and Kramer Levin Naftalis & Frankel LLP, and then at other mid-sized law firms in New York City. Mr. Robbins was also a licensed CPA (inactive status) in the state of New York. Since January 2003, Mr. Robbins has co-managed investment funds, with an emphasis in the healthcare field, and in 2005 he was one of the co-founders of Trevi Health Capital, which manages private investments in the healthcare field. He serves on the boards of directors of various private companies in which the Trevi Health Capital funds have invested, and as a trustee or member of a steering committee of various not-for-profit entities, including the McCarton Foundation and the NYU Langone Medical Center Comprehensive Epilepsy Center. Mr. Robbins brings experience in corporate and securities law to the Board from his 20-year career as an attorney, as well as expertise in the management and allocation of investment capital from his 10+ years of managing investment funds. He also brings other directorship experience through his management and allocation of investment capital and service on various private company boards. Finally, Mr. Robbins serves as a valuable resource of institutional knowledge as he has served on the Company's Board for 20 years.

B.    Identification of Executive Officers

EXECUTIVE OFFICERS

The following sets forth information about the Company's executive officers and their business experience and other pertinent information, except for Mr. Haddrill, whose biography is listed above in Board of Directors.

Neil Davidson.    Mr. Davidson, age 42, joined Bally in February 2006 as Vice President of Corporate Accounting and was appointed Chief Accounting Officer in May 2008. On August 12, 2010, Mr. Davidson was promoted to Senior Vice President, Chief Financial Officer, Secretary and Treasurer. On January 2, 2014, Mr. Davidson was appointed Secretary. From 2002 to 2006, Mr. Davidson was the Vice President of Finance for Multimedia Games, Inc., a gaming equipment and systems company. Mr. Davidson began his career with KPMG in the Houston office, holding several positions during his tenure, the last of which was Audit Manager. Mr. Davidson is a certified public accountant.

Kathryn S. Lever.    Ms. Lever, age 45, joined Bally in 2014 as the Senior Vice President and General Counsel. Prior to joining Bally, Ms. Lever was the Executive Vice President and General Counsel of SHFL entertainment, Inc. ("SHFL") since 2011. Prior to that she was General Counsel and Executive Vice President of Global Cash Access, the gaming industry's largest cash access provider, since 2005, and prior to that was a Partner with the Las Vegas law firm Schreck Brignone (now Brownstein Hyatt Farber Schreck). Before joining Schreck Brignone, Ms. Lever practiced law in Canada representing high-tech and bio-tech companies in private and public equity transactions.

Derik Mooberry.    Mr. Mooberry, age 41, joined Bally in November 2001 and is currently the Senior Vice President of Games, Table-Game Products, and Interactive Research & Development. Mr. Mooberry has held several other senior positions at Bally including Vice President of Systems Operations, Vice President of Strategic Planning, Vice President of System Sales—Western North America, Vice President of North America Game Sales, and Vice President of Sales—Americas. Mr. Mooberry joined Bally as a result of the Casino Marketplace Development Corporation acquisition. Mr. Mooberry also spent six years working at Arthur Andersen in various audit and business consulting roles. Mr. Mooberry is a certified public accountant.

John Connelly.    Mr. Connelly, age 44, initially joined Bally in 2004 as Vice President of Governmental Markets, and was promoted to Vice President International in 2005, which included overseeing Gaming

Operations from 2008 to 2009. Mr. Connelly left Bally as an employee in 2010 and served as a consultant to the Company until he rejoined Bally in 2011 as Vice President of Business Development and is currently the Senior Vice President of Business Development and Interactive. Mr. Connelly has more than 20 years of experience in the global gaming industry, at one time serving as Senior Vice President of Sales for Oberthur Gaming Technologies Corporation, as Vice President of Sales and Marketing for Automated Wagering International, Inc., and as an Account Executive for GTECH Corporation, and in other times as a consultant.

C.    Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC and the NYSE initial reports of ownership and reports of changes in ownership of the Company's common stock and other equity securities. To the Company's knowledge, all Section 16(a) filing requirements applicable to the Company's directors, executive officers, and greater than 10% beneficial owners were complied with on a timely basis during the fiscal year ended June 30, 2014.

D.    Code of Ethics

The Board of Directors has adopted a Code of Ethics and Business Conduct (the "Code of Ethics") applicable to all of the Company's directors, officers and employees. The Code of Ethics, along with the Corporate Governance Guidelines, serves as the foundation for the Company's system of corporate governance. Among other things, the Code of Ethics:

  •
  provides guidance for maintaining ethical behavior;

  •
  requires that directors, officers and employees comply with applicable laws and regulations;

  •
  addresses how individuals should handle Company assets and opportunities;

  •
  prohibits conflicts of interest; and

  •
  provides mechanisms for reporting violations of the Company's policies and procedures.

In the event the Company makes any amendment to, or grants any waiver from, a provision of the Code of Ethics that applies to the Company's principal executive officer, principal financial officer, or principal accounting officer that requires disclosure under applicable SEC rules, the Company intends to disclose the amendment or waiver and the reasons therefor on its website www.ballytech.com. The full text of the Code of Ethics is available on the Company's website www.ballytech.com, by following links to "Investor Relations" and "Governance" or upon written request to the Company, at Bally Technologies, Inc., 6650 El Camino Road, Las Vegas, Nevada 89118, Attention: Investor Relations.

E.    Director Nominees

There have been no material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

F.     Audit Committee

The Audit Committee of the Board of Directors is comprised of Messrs. Guido (Chair), McKenna, Robbins and Klayko and Mrs. Linden. The Audit Committee, among other things:

  •
  reviews and engages an independent registered public accounting firm to audit the Company's financial statements;

  •
  reviews the policies and procedures of the Company and management in maintaining the Company's books and records and furnishing information necessary to the independent auditors;

  •
  reviews and discusses the adequacy and implementation of the Company's internal controls, including the internal audit function and the adequacy and competency of the relevant personnel;

  •
  considers financial risk, including internal controls and discusses the Company's risk profile with the Company's independent registered public accounting firm;

  •
  reviews potential violations of the Company's Code of Ethics and related corporate policies; and

  •
  reviews and determines such other matters relating to the Company's financial affairs and accounts as the Audit Committee may in its discretion deem desirable.

The Board has affirmatively determined that Messrs. Guido, McKenna, Robbins and Klayko and Mrs. Linden are financially literate, as required by Section 303A.07(a) of the NYSE Listed Company Manual, as such qualification is interpreted by the Company's Board in its business judgment. In addition, the Board has determined that Messrs. Guido, McKenna, and Robbins are audit committee financial experts, as defined in Item 407(d)(5) of SEC Regulation S-K. The Board made these determinations based on Messrs. Guido's, McKenna's and Robbins's respective qualifications and business experience, as described above under "Identification of Directors."

G.    Corporate Governance

The Company monitors developments in the area of corporate governance and routinely reviews its processes and procedures in light of such developments. Accordingly, the Company reviews federal laws affecting corporate governance such as the Sarbanes Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as well as various rules promulgated by the SEC and the NYSE. The Company believes that it has procedures and practices in place that are designed to enhance and protect the interests of its stockholders.

The full text of the Corporate Governance Guidelines is available on the Company's website www.ballytech.com by following links to "Investor Relations" and "Governance," or upon written request to the Company, at Bally Technologies, Inc., 6650 El Camino Road, Las Vegas, Nevada 89118, Attention: Investor Relations.

H.    Communication with the Board of Directors

Stockholders and other interested parties may communicate directly with individual directors, the Board as a group, or with non-employee directors as a group, by writing to Board of Directors, Bally Technologies, Inc., 6601 South Bermuda Road, Las Vegas, Nevada 89119, or by email to boardofdirectors@ballytech.com, indicating to whose attention the communication should be directed. All communications will be received and processed by the Company's legal department unless indicated otherwise. Communications about accounting, internal controls and audits will be referred to the Audit Committee, and other communications will be referred to the Chairman of the Board of Directors. You may communicate anonymously if you wish.

Individuals may submit at any time a good faith complaint regarding any questionable accounting, internal controls or auditing matters concerning the Company without fear of dismissal or retaliation of any kind. Anonymous reports may be made confidentially:

  1.
  By Company employees pursuant to the Company's Corporate Integrity hotline procedures; or

  2.
  By all other individuals by either (i) writing to Chair of the Audit Committee, Bally Technologies, Inc., 6601 South Bermuda Road, Las Vegas, Nevada 89119, in an envelope marked confidential; or (ii) sending an email to boardofdirectors@ballytech.com with a reference to "confidential accounting related matters" in the subject line.

ITEM 11.    EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

INTRODUCTION

This Compensation Discussion and Analysis provides a detailed description of the Company's executive compensation philosophy and programs, the compensation decisions made by the Compensation Committee (the "Committee") for the fiscal year ending June 30, 2014, and the considerations for such decisions. Our executive compensation programs are designed to attract, reward and retain our executive officers, yet do so cost effectively so the long-term interests of the Company and our stockholders are well balanced. This Compensation Discussion and Analysis focuses on the compensation of our Named Executive Officers for the fiscal year ending June 30, 2014, who were:

Name	Title
Richard M. Haddrill(1)	Chief Executive Officer
Neil Davidson	Senior Vice President, Chief Financial Officer, Secretary and Treasurer
Kathryn S. Lever	Senior Vice President and General Counsel
Derik Mooberry	Senior Vice President of Games, Table-Game Products, and Interactive Research & Development
John Connelly	Senior Vice President of Business Development and Interactive
Ramesh Srinivasan	Former Chief Executive Officer and President

(1)
Effective May 23, 2014, Mr. Haddrill became the Chief Executive Officer of the Company.

EXECUTIVE SUMMARY

Overview of Executive Compensation

The Compensation Committee monitors the results of the annual advisory "Say-on-Pay" vote and incorporates such results as one of many factors considered in connection with the discharge of its responsibilities. At the Company's 2013 Annual Meeting of Stockholders held on December 5, 2013, the stockholders were presented an opportunity to vote on an advisory basis with respect to the compensation of the Company's Chief Executive Officer and the other Named Executive Officers. Approximately 80% of votes cast voted in favor of the advisory vote proposal. When establishing the 2014 executive compensation program, the Compensation Committee considered, among other things, the 2013 vote results.

Additionally, the Compensation Committee obtained feedback, advice and recommendations on compensation best practices from its external compensation consultants, Steven Hall & Partners ("SH&P") and Frederic W. Cook & Co. ("Frederic Cook"). The Compensation Committee also reviewed the Company's performance, the compensation practices of its peers with respect to the Chief Executive Officer's and Chief Financial Officer's compensation and compensation surveys and other materials regarding the compensation of the other Named Executive Officers and the other matters discussed below under "How We Make Compensation Decisions—Competitive Marketplace

Assessment." In addition, the Compensation Committee also considered competitive pressures in the technology space, market conditions for talent with gaming, international and technology experience, and a balance between providing long-term incentives aligned with market pressures and stockholder interests versus the overall cost of these programs to the Company.

Overall, the Compensation Committee has substantially maintained its executive compensation policies and reaffirmed the philosophy of aligning pay with the interests of stockholders and linking pay and performance. The Compensation Committee believes that the executive compensation policies and philosophy currently in effect have supported our strong Fiscal Year 2014 financial performance.

How Pay Ties to Company Performance

Our executive compensation program is designed to align executive compensation with the interests of our stockholders through the achievement of the Company's business objectives and individual executive contributions towards those objectives. The majority of compensation for our Named Executive Officers is at-risk compensation, which consists of annual incentive payments and long-term equity-based compensation. In Fiscal Year 2014, at-risk compensation averaged 85% of total compensation for our Chief Executive Officer, Mr. Haddrill and our former Chief Executive Officer and President, Mr. Srinivasan, and 70% for the other Named Executive Officers, who were employees of the Company as of the fiscal year end.

CEO 2014 Fixed vs. At-Risk Compensation	Other Named Executive Officers 2014 Fixed vs. At-Risk Compensation (Average)

Fiscal Year 2014 Business Highlights

In Fiscal Year 2014, the Company accomplished the following:

  •
  Completed the acquisition of SHFL for $1.38 billion;

  •
  Increased total revenues in Fiscal Year 2014 by $218 million, or 22%, as compared to Fiscal Year 2013;

  •
  Increased Electronic Gaming Machine ("EGM") revenues by $42 million, or 12%, in Fiscal Year 2014 over 2013;

  •
  Increased Systems revenues by $76 million, or 30%, in Fiscal Year 2014 over 2013;

  •
  Generated Table Products revenues of $100 million resulting from the acquisition of SHFL; and

  •
  Increased cash flows provided by operating activities by $17 million in Fiscal Year 2014 over 2013 to $222 million from $205 million, respectively.

Consistent with our strong performance and pay for performance philosophy, annual incentive payments for Fiscal Year 2014 were earned at 116% of target, on average. For more information about the Company's financial performance and measures, see the Company's Annual Report.

Executive Compensation Program Highlights

The Company's executive compensation program is designed to drive performance and promote good corporate governance and we have highlighted some of these practices below. We have also highlighted the practices that we have intentionally not implemented as we do not believe that such practices would serve our stockholders' long-term interests.

  What We Do:

  ✓
  Majority of Pay is Variable.  The majority of the total compensation opportunity for our Named Executive Officers is not fixed. It is based upon the achievement of corporate and individual performance objectives designed to enhance stockholder value or to promote continued service with the Company, which we believe is also in the best long-term interests of our stockholders.

  ✓
  Stock Ownership Guidelines.  We have stock ownership guidelines for our Named Executive Officers. Our Chief Executive Officer has a guideline equal to three times his base salary.

  ✓
  Annual Risk Assessment.  In Fiscal Year 2014, as in previous years, the Compensation Committee reviewed and analyzed the Company's comprehensive compensation policies and practices concluding that our executive compensation programs do not encourage behaviors that would create risks reasonably likely to have a material adverse effect on the Company.

  ✓
  Double-Trigger Severance.  In the event of a change-in-control, post termination benefits for each Named Executive Officer who is currently an executive officer would not be payable unless such Named Executive Officer is terminated within one year of the change-in-control, i.e., a so-called "double trigger."

  ✓
  Reasonable Change in Control Severance Provisions.  We believe we have reasonable post-employment and change in control cash severance provisions for our Named Executive Officers that do not exceed three times base salary plus bonus.

  ✓
  Minimal Perquisites.  We provide our Named Executive Officers with minimal perquisites.

  ✓
  Minimum Vesting Periods.  In accordance with the terms of the Amended and Restated Bally Technologies, Inc. 2010 Long Term Incentive Plan (the "2010 LTIP"), grants of restricted stock and restricted stock units ("RSUs"), including RSUs that vest based upon the achievement of specified performance metrics, to our Named Executive Officers are subject to minimum vesting periods of not less than twelve months for awards subject to performance conditions and three years for awards based only upon continued employment.

  ✓
  Independent Compensation Consulting Firm.  In Fiscal Year 2014, the Compensation Committee reviewed and analyzed a number of factors, including those pursuant to Item 407(e)(3)(iii) of SEC Regulation S-K, and concluded that SH&P and Frederic Cook, its compensation consulting firms, were independent and there were no conflicts of interest raised as a result of any work performed by SH&P and Frederic Cook, directly or indirectly, for the Committee during Fiscal Year 2014.

  ✓
  Assessment of Compensation Advisor Independence.  Prior to considering such advice before the Committee, the Compensation Committee assesses the independence of any person or entity providing compensation advice to the Committee (i.e., outside legal counsel, accountants, any Compensation Consultants), regardless of whether such adviser is retained directly by the Committee.

  What We Don't Do:

  ✓
  No-Hedging Policy.  Our directors and officers, including our Named Executive Officers, are prohibited from hedging their ownership of the Company's stock, including trading in options, puts, calls or other derivative instruments related to Company stock or debt.

  ✓
  No-Pledged Securities.  Our Insider Trading policy cautions directors and officers, including our Named Executive Officers, against pledging shares of the Company. In Fiscal Year 2014, no director or Named Executive Officer pledged any shares of the Company's common stock.

  ✓
  No Tax Gross-Ups.  We do not provide tax gross-ups on any severance or change-in-control payments.

  ✓
  No Repricing of Awards.  Repricing of underwater stock options and other awards is expressly prohibited under the 2010 LTIP without stockholder approval. The Company does not have a history of repricing equity incentive awards for executive officers.

  ✓
  No Above Market Returns.  We do not offer preferential or above market returns on deferred compensation.

  ✓
  No Underpriced Stock Options.  We do not grant stock options with exercise prices that are below the fair market value of the Company's common stock on the date of grant.

OUR COMPENSATION PHILOSOPHY AND OBJECTIVES

Philosophy

Our executive compensation philosophy, which has been adopted by the Compensation Committee, is designed to align executive compensation with the achievement of the Company's business objectives and with individual performance towards obtaining those objectives. The Compensation Committee believes executive compensation should be weighted towards at-risk pay. This emphasis on at-risk pay is consistent with the philosophy of paying for performance. In considering the elements of the compensation program, the Compensation Committee emphasizes pay for performance on both an annual and long-term basis and consideration of marketplace best practices.

Objectives

The compensation program for our executive officers is designed to achieve the following objectives:

  •
  attract and retain key executives critical to the Company's long-term vision and success;

  •
  motivate executives to enhance long-term stockholder value by focusing on performance metrics such as growth, productivity, profitability and operating margins;

  •
  provide an appropriate mix between fixed and at-risk compensation;

  •
  maintain cost effective programs that are prudent for our industry, Company size and growth expectations;

  •
  provide competitive compensation opportunities; and

  •
  enhance stockholder value by linking a large portion of Named Executive Officer compensation to the Company's overall performance, as reflected in the value of the Company's common stock.

The gaming industry is highly competitive and has a limited pool of executive officer candidates with the desired level of industry expertise. The Compensation Committee considers information from a variety of sources when assessing the competitiveness of the Company's current and future compensation levels. These sources include, but are not limited to, management, other members of the

Board, publicly available compensation data regarding executive officers both within and outside the industry, the Company's understanding of compensation arrangements at other gaming companies, and advice from the Compensation Committee's consultants. In addition, the Compensation Committee reviewed compensation analyses prepared by SH&P and Frederic Cook detailing compensation arrangements for named executive officers at companies that are considered to be competing for the same key executive officer candidates, and the other matters discussed below under "How We Made Compensation Decisions—Competitive Marketplace Assessment."

Elements of Executive Compensation

In designing our executive compensation program, the Compensation Committee takes into account how each element motivates performance, aligns with stockholder interests and promotes retention. Although the final structure may vary from year to year and executive to executive, the Compensation Committee utilizes three main components designed to help achieve the objectives of our compensation philosophy:

  •
  base salary;

  •
  annual incentive; and

  •
  long-term incentives.

In addition, each Named Executive Officer is also eligible to receive certain benefits, which are generally provided to all other eligible employees, and certain minimal perquisites as described below. The following charts show the average percentage by component of Mr. Haddrill's, our Chief Executive Officer, and Mr. Srinivasan's, our former Chief Executive Officer and President, combined compensation, and the other Named Executive Officers' compensation, excluding any benefits or perquisites:

CEO 2014 Total Compensation	Other Named Executive Officers 2014 Total Compensation (Average)

Base Salary

General.    Base salary provides the executive officer with a measure of security regarding the minimum level of compensation he or she will receive for meeting day to day responsibilities, while the annual and long-term incentive components motivate the executive officer to focus on business metrics that will produce a high level of Company performance over the short- and long-term. The Compensation Committee believes this approach not only leads to increases in stockholder value and long term wealth creation for the executive, but also promotes retention.

The Compensation Committee annually reviews the base salary of each Named Executive Officer. These reviews include consideration of, among other things, factors such as:

  •
  the review and recommendation to the Board of the Company's compensation philosophy;

  •
  the Company's overall performance;

  •
  new duties and responsibilities assumed by the executive;

  •
  the overall performance of the executive's area of responsibility;

  •
  any previously negotiated agreement between the Company and the executive regarding base salary;

  •
  comparison to industry peers;

  •
  the executive's impact on strategic goals; and

  •
  the executive's length of service with the Company.

There is no specific weighting applied to any one factor in setting the level of base salary; the process ultimately relies on the Compensation Committee's judgment.

Increases in 2014.    During Fiscal Year 2014, the Compensation Committee assessed each Named Executive Officer's current base salary levels in light of the factors listed above as well as the Compensation Committee's understanding of the competitive marketplace and the executive's experience and compensation levels prior to joining Bally. Base salary may also be adjusted to recognize a promotion or change in the individual's role; however, increases are not guaranteed upon such events.

The base salary increases awarded during Fiscal Year 2014 for the Named Executive Officers, if any, were as follows:

Executive	2014 Base Salary	2014 vs. 2013	Date of Most Recent Adjustment
Richard M. Haddrill(1)	$1,000,000	—	—
Neil Davidson(2)	400,000	8%	12/04/2013
Kathryn S. Lever(1)	315,000	—	—
Derik Mooberry(3)	330,000	10%	12/04/2013
John Connelly(4)	275,000	17%	12/04/2013
Ramesh Srinivasan(5)	825,000	—	—

(1)
On May 23, 2014, Mr. Haddrill became Chief Executive Officer and on January 1, 2014, Kathryn S. Lever became Senior Vice President and General Counsel. The compensation paid to Mr. Haddrill in his capacity as Chief Executive Officer and Ms. Lever in her capacity as Senior Vice President and General Counsel is described in greater detail below in the Summary Compensation Table and under "Executive Compensation—Narrative to the Summary Compensation Table and Grants of Plan Based Awards Table—Employment and Other Agreements with Named Executive Officers."

(2)
On December 4, 2013, Mr. Davidson's base salary was increased primarily based on the results of a competitive study discussed below under "How We Make Compensation Decisions—Competitive Marketplace Assessment—Chief Financial Officer Compensation Considered at Peer Companies" in which it was concluded that increases in base salary, target annual bonus percentage and long-term incentives were warranted.

(3)
On December 4, 2013, Mr. Mooberry's base salary was increased based on performance as recommended by the Chief Executive Officer.

(4)
On December 4, 2013, Mr. Connelly's base salary was increased based on performance as recommended by the Chief Executive Officer.

(5)
On May 23, 2014, Ramesh Srinivasan's employment with the Company ended.

Annual Incentives

General.    The Company believes that annual incentives tied to company-wide performance metrics are an effective means of motivating and rewarding executives, including the Named Executive Officers, to enhance short- and long-term stockholder value. The Compensation Committee establishes the target incentive opportunities, the range of possible incentive awards, the applicable performance measures and the level of performance that will correspond to a particular incentive payment. The target opportunity is expressed as a percentage of the Named Executive Officer's base salary in effect at the time the target is established.

For each Named Executive Officer participating in the Company's Management Incentive Plan (the "MIP"), annual performance bonuses are tied to the Company's overall performance, as well as to both the performance of each individual executive and the performance of his or her area of responsibility. Annual awards under the MIP are payable in cash; however, the Compensation Committee may elect to distribute any award in the form of restricted stock. The Committee may also modify, amend or eliminate the MIP at any time, and has complete discretion to use business judgment to decide the effect on target awards if the MIP is cancelled part way through a performance period.

Several Named Executive Officers also participate in incentive plans other than the MIP, as described in greater detail below.

Each of the Named Executive Officers currently serving as an executive officer is eligible to participate in the MIP.

Performance Metrics for Fiscal Year 2014.    In Fiscal Year 2014, the actual payouts to the Named Executive Officers under the MIP were allocated between Company and individual performance, assuming both Company performance and individual goals were achieved at the target level. For the Named Executive Officers, participating in the MIP, except Messrs. Haddrill and Davidson, the allocation was: (i) 70% of each award was tied to the Company's financial performance and (ii) 30% of each award was tied to individual goals, as determined by the Compensation Committee. For Mr. Haddrill, 100% of the award was tied to Company performance as determined by the Compensation Committee. For Mr. Davidson, the allocation was: (i) 85% of the award was tied to the Company's financial performance and (ii) 15% of the award was tied to individual goals, as determined by the Compensation Committee. The Committee consulted with the current and prior Chief Executive Officers with respect to each other Named Executive Officer's achievement of his or her individual goals.

Company Performance Metric for Fiscal Year 2014.    The Compensation Committee sets and approves the Company performance metrics (financial and operational), which are used to assess achievement with respect to 70% of the MIP award (or 85% and 100% in the case of Mr. Davidson and Mr. Haddrill, respectively). The threshold performance level of such Company metrics must be met to receive a payout under the Company performance portion of the MIP. For Fiscal Year 2014, Diluted EPS, as adjusted (if necessary) for non-recurring expenses ("Diluted EPS"), was chosen as the financial performance measure because the Company and the Compensation Committee believed that Diluted EPS is a good indicator of the Company's achievement with respect to its overall business objectives and a significant driver of stock price performance. As a result of the acquisition of SHFL on November 25, 2013, the initial Diluted EPS performance metrics were updated to take into account the newly combined Company.

The Compensation Committee established the updated Company performance metric as follows:

	Threshold	Target	Maximum	Actual
Diluted EPS	$4.01	$4.28	$4.66	$4.34	(1)

(1)
Actual Diluted EPS was adjusted for one-time items including amortization of purchased intangibles, restructuring and acquisition-related costs, loss on extinguishment of debt, foreign currency losses, net of tax, and certain income tax items.

Individual Performance Metrics for Fiscal Year 2014.    The individual performance component of the bonus is based on the Chief Executive Officer's subjective evaluation of the overall performance of each of the Named Executive Officers. At the start of Fiscal Year 2014, Mr. Srinivasan, the then current Chief Executive Officer, set the individual performance targets for the other Named Executive Officers and in January 2014, when Ms. Lever became the Senior Vice President and General Counsel, Mr. Srinivasan set her individual performance targets.

In reaching its determinations, the Compensation Committee reviews the executive's individual accomplishments and efforts during the year as well as recommendations of the Chief Executive Officer with respect to the other Named Executive Officers. The recommendations of the Chief Executive Officer are based on his assessment of each executive's performance against individual goals set by the Chief Executive Officer and the executive. The following briefly outlines the individual goals established for each of the Named Executive Officers eligible to participate in the MIP for Fiscal Year 2014.

  •
  Neil Davidson.  Mr. Davidson's individual performance goals for Fiscal Year 2014 included: (i) support Enterprise Resource Planning ("ERP") implementation; (ii) continue to drive efficient capital structure; (iii) support business development efforts; and (iv) cultivate relationships with customers and investors.

  •
  Kathryn S. Lever.  Ms. Lever's individual performance goals for Fiscal Year 2014 included: (i) integrate and manage Bally/SHFL legal department; (ii) manage and develop global legal department budget; (iii) effectively and efficiently protect intellectual property; and (iv) create legal experts to integrate into operational business units.

  •
  Derik Mooberry.  Mr. Mooberry's individual performance goals for Fiscal Year 2014 included: (i) improve game performance; (ii) launch Pro Wave cabinet; (iii) grow wide area progressive installed base; (iv) improve international game sales; and (v) launch a multi-game platform into the market.

  •
  John Connelly.  Mr. Connelly's individual performance goals for Fiscal Year 2014 included: (i) achieve Illinois Video Game Terminal ("VGT") targets; (ii) identify potential acquisitions for Company growth; (iii) identify potential acquisition for an online social casino company; and (iv) go live with online wagering in New Jersey.

During Fiscal Year 2014, with respect to the percentage of MIP opportunity tied to individual performance, the Compensation Committee approved the awards based upon the Committee's qualitative review of individual performance against the goals described above and the recommendation of Mr. Haddrill, the Chief Executive Officer, at 100% of target for each of the Named Executive Officers who had individual performance metrics.

MIP Opportunity and Actual Payout for Fiscal Year 2014.    As discussed above, the target opportunity for each Named Executive Officer is expressed as a percentage of the Named Executive Officer's base salary in effect at fiscal year end. The target opportunities for each Named Executive Officer, as reflected in the table below, is set primarily based upon the Compensation Committee's understanding of the marketplace, and, to a lesser degree for Fiscal Year 2014, based upon the compensation analyses prepared by SH&P. Historically, the Compensation Committee typically sets target opportunities for senior executives that report to the Chief Executive Officer at or near 60% of base salary based on its understanding of the marketplace. This was the case for Messrs. Mooberry and Connelly and Ms. Lever in Fiscal Year 2014. For Messrs. Srinivasan and Davidson, the Compensation Committee also considered the compensation analysis prepared by SH&P, and set the target opportunities for Messrs. Srinivasan and Davidson at 100% of base salary, and for Mr. Haddrill, the Compensation Committee also considered the compensation analysis prepared by Frederic Cook, and set his target opportunity at 150% of base salary, which targets were appropriate for their respective positions and responsibilities. In addition, Messrs. Mooberry and Connelly earn incentive compensation from other sales-driven programs discussed in greater detail below.

	2014 MIP Opportunity as a Percentage of Base Salary(1) Based Upon Achievement of Company and Individual Performance
	Threshold		Target		Maximum		Actual Payout		Actual Payout
	As a % of Target		As a % of Base		As a % of Target		As a % of Target		In U.S. Dollars
Executive	Company	Individual	Company	Individual	Company	Individual	Company	Individual	Company	Individual
Mr. Haddrill (2)	100%	N/A	150%	N/A	200%	N/A	100%	N/A	$218,910	N/A
Mr. Davidson(3)	30%	100%	85%	15%	200%	100%	116%	100%	$393,720	$60,000
Ms. Lever	30%	100%	28%	12%	200%	100%	116%	100%	$106,207	$33,729
Mr. Mooberry	30%	100%	42%	18%	200%	100%	116%	100%	$160,499	$59,400
Mr. Connelly	30%	100%	42%	18%	200%	100%	116%	100%	$169,636	$13,613
Mr. Srinivasan(4)	30%	100%	100%	N/A	200%	N/A	116%	N/A	$875,254	N/A

(1)
For Company performance results between the threshold and target, or between the target and the maximum, the bonus amount is determined by straight line interpolation.

(2)
The Haddrill Agreement provides for participation in the MIP with the target performance bonus equal to 150% of his base salary, the maximum performance bonus up to 200% of target performance bonus, and the threshold performance bonus equal to 60% of his target performance bonus. For Fiscal Year 2014, the MIP was prorated and 100% based on Company performance as determined by the Compensation Committee and for Fiscal Year 2015, the performance objectives will be based on the Company's earnings per share performance.

(3)
Based on the results of the competitive study discussed below under "—How We Make Compensation Decisions—Competitive Marketplace Assessment—Peer Chief Financial Officer Compensation," the Committee set Mr. Davidson's Fiscal Year 2014 MIP target at 100% of base salary with 85% tied to Company performance and 15% tied to individual objectives.

(4)
On May 23, 2014, Mr. Srinivasan ceased as the Chief Executive Officer and President of the Company. As a result, Mr. Srinivasan received a pro-rata amount of the target bonus under the MIP for Fiscal Year 2014 based on his employment agreement.

Operating Income Bonus Plan, Quarterly Objective Bonuses and Sales Commission Program.    Mr. Mooberry is the only Named Executive Officer whose annual incentive compensation includes, in addition to the MIP, sales commissions and an Operating Income Bonus Plan. For Fiscal Year 2014, the Operating Income Bonus Plan was based on .07% on global annual operating income of $315 million within a selected number of departments. In Fiscal Year 2014, Mr. Mooberry earned $64,718 in sales commissions including those based on Latin America and Mexico Operating Income and $224,743 in compensation from the Operating Income Bonus Plan.

Mr. Connelly is the only Named Executive Officer whose annual incentive compensation includes, in addition to MIP, sales commissions and a Quarterly Objective Bonus based on achievement of business development activities. Mr. Connelly's total bonus was targeted at $300,000 for Fiscal Year 2014. In Fiscal Year 2014, Mr. Connelly earned $293,958 in sales commissions and $56,250 in compensation from his Quarterly Objective Bonus based upon the achievement of certain business development activities, as determined by Mr. Haddrill or Mr. Srinivasan, as applicable, in his supervision of Mr. Connelly throughout the period.

Long-Term Incentives

General.    The Compensation Committee believes that a significant portion of certain Named Executive Officers' target compensation should be in the form of long-term incentives, which motivates leaders and key employees through the use of awards tied to the long-term performance of the Company. These awards are intended to reward performance over a multi-year period, align the interests of executives with those of stockholders, instill an ownership culture, enhance the personal stake of executive officers in the growth and success of the Company and provide an incentive for continued service at the Company. Long-term incentive awards are generally granted under the 2010 LTIP. See "Executive Compensation—Narrative to the Summary Compensation Table and Grants of Plan Based Awards Table—Long-Term Incentive Awards Under the 2010 LTIP" for further description of certain general terms of awards granted under the 2010 LTIP.

In determining whether to award long-term incentives to executives, the Compensation Committee performs an annual review process which includes consideration of factors such as the Company's overall performance, duties and responsibilities assumed by the executive, the overall performance of the executive's area of responsibility, the executive's impact on strategic goals, prior levels of total compensation, the number and mix of each executive's outstanding equity-based awards and the desired emphasis on retention and motivation. However, there is no specific weighting applied to any one factor in determining the level of equity-based awards or the mix between stock options, restricted stock, and RSUs (with or without performance criteria). Instead, the process ultimately relies on a holistic and qualitative assessment of the facts and the exercise of the Compensation Committee's judgment. This mix of long-term incentive awards is designed to motivate, reward and retain our executives.

Fiscal Year 2014 Grants.    During Fiscal Year 2014, based on the recommendation of the Chief Executive Officer at the applicable time and the determination of the Compensation Committee, the Company granted restricted stock awards and restricted stock units with performance criteria to certain Named Executive Officers.

The award level for each Named Executive Officer, as reflected in the table below, is set primarily based upon the Compensation Committee's understanding of the marketplace, and with respect to Mr. Haddrill, partially based upon the compensation analyses prepared by Frederic Cook and, with respect to Mr. Davidson, based upon the compensation analyses prepared by SH&P. The Compensation Committee also considered the following factors, with no particular goals or weightings assigned to such factors, when determining award levels: retention, current equity holdings, the allocation of the executive's pay between fixed and variable compensation and historical individual performance. The awards granted in Fiscal Year 2014 were generally subject to the following terms:

  •
  Restricted Stock Awards Granted in Fiscal Year 2014.  Vest over three or four years in equal installments beginning on the first anniversary of the date of grant.

  •
  Restricted Stock Units Granted in Fiscal Year 2014 (with or without performance criteria).  Vest either (i) annually in three equal installments beginning on the first anniversary of the date of grant or (ii) in totality at the end of the three year term, in an aggregate number of up to 150% or 200% of the RSUs granted.

	Number of Shares
Executive	RSUs (Performance- Based)	RSUs	Restricted Stock	Vesting Terms and Notes
Richard M. Haddrill	30,896	23,885	—	Time-Based Grant: On June 4, 2014, in connection with his appointment as Chief Executive Officer, Mr. Haddrill received a grant of 23,885 RSUs, which vest, subject to continued employment, one-third on the first anniversary of the date of grant and thereafter, in equal semi-annual installments for the next 2 years.

Performance-Based Restricted Stock Unit Grant: On June 4, 2014, in connection with his appointment as Chief Executive Officer, Mr. Haddrill received a target grant of 30,896 RSUs, which vest, subject to continued employment, annually in three installments subject to the achievement of certain relative total shareholder return targets for the performance period. The performance period is the thirty month period commencing on June 4, 2014.

Neil Davidson	7,097	—	8,074

Time-Based Grant: On December 4, 2013, Mr. Davidson received a grant of 8,074 restricted stock shares, which vests annually, subject to continued employment, in four equal installments beginning on the first anniversary of the grant date.

Performance-Based Restricted Stock Unit Grant: On March 7, 2014, Mr. Davidson received a target grant of 3,549 RSUs, which vest, subject to continued employment, annually in three installments subject to the achievement of certain earning per share targets for the performance periods. The performance periods are July 1, 2014 to June 30, 2015, July 1, 2015 to June 30, 2016, and July 1, 2016 to June 30, 2017.

Performance-Based Restricted Stock Unit Grant: On March 7, 2014, Mr. Davidson received a target grant of 3,548 RSUs, which vest, subject to continued employment, annually in three installments on March 6th subject to the achievement of certain relative total shareholder return targets for each respective fiscal year.

Kathryn S. Lever	—	—	6,922

Time-Based Grant: On November 25, 2013, Ms. Lever received a grant of 6,922 restricted stock shares, which vest annually, subject to continued employment, in four equal installments beginning on the first anniversary of the grant date.

	Number of Shares
Executive	RSUs (Performance- Based)	RSUs	Restricted Stock	Vesting Terms and Notes
Derik Mooberry	—	—	4,709

Time-Based Grant: On December 4, 2013, Mr. Mooberry received a grant of 4,709 restricted stock shares, which vest annually, subject to continued employment, in four equal installments beginning on the first anniversary of the grant date.

John Connelly	—	—	4,037

Time-Based Grant: On December 4, 2013, Mr. Connelly received a grant of 4,037 restricted stock shares, which vest annually, subject to continued employment, in four equal installments beginning on the first anniversary of the grant date.

ADDITIONAL COMPENSATION ELEMENTS

Benefits

The Named Executive Officers are entitled to the same employee benefits generally available to all full-time employees, subject to certain conditions such as fulfilling minimum service periods. These benefits include, among other things, vacation, health and welfare benefits, and participation in the 2008 Employee Stock Purchase Plan (the "2008 ESPP") and the Company's 401(k) Savings Plan. Certain other perquisites are also made available to executives, including the Named Executive Officers.

These benefits are intended to provide an overall level of benefits that are competitive with those offered by similarly situated companies in the markets in which the Company operates. The Committee believes that these particular plans and programs provide a valuable recruiting and retention mechanism for its executives and enable the Company to compete more successfully for qualified executive talent. Additional information regarding the specific amounts of these types of benefits paid to the Named Executive Officers is included in the "All Other Compensation" column and the accompanying footnotes in the "Summary Compensation Table" below.

Equity Grants

Executives receive long-term equity awards pursuant to the terms of the 2010 LTIP, which was approved by the Company's stockholders. Awards may also be granted outside of the 2010 LTIP to the extent those grants are permitted by the rules of the NYSE. The Board and, by delegation, the Compensation Committee, administers the 2010 LTIP and establishes the rules for all awards granted under the plan, including grant guidelines, vesting schedules and other provisions. The Board or the Compensation Committee reviews these rules periodically and considers, among other things, the interests of our stockholders, market conditions, information provided by independent advisers, performance objectives and recommendations made by the Chief Executive Officer.

The Board or the Compensation Committee reviews awards for all employees. For annual awards, the Compensation Committee reviews the recommendations of the Chief Executive Officer for executives and other employees, modifies the proposed grants in certain circumstances and approves the awards effective as of the date of its approval. Pursuant to the terms of the 2010 LTIP, the Board has delegated certain limited authority to the Chair of the Compensation Committee and the Chief Executive Officer to make equity grants in accordance with the rules established by the Board. The Chief Executive Officer has been delegated limited authority to make equity grants to non-direct reports of the Chief Executive Officer throughout the year. The Chair of the Compensation Committee has been delegated limited authority to make equity grants to all employees.

The exercise price of stock option grants are set at 100% of the closing market price of a share of Company common stock on the date the Board or Compensation Committee approves the grants, or such later date as established by the Board or Compensation Committee at the time of grant, or upon the date such approval is made by the Chair of the Compensation Committee or Chief Executive Officer under the limited delegated authority referenced above, to be reported to the Board or Compensation Committee at its next regularly scheduled meeting. The exercise price of new hire awards and relocation or retention grants is determined as set forth above, except that the exercise price is set on the date of hire or effective date of the underlying agreement providing for such grant rather than the date of the approval thereof (which precedes the date of hire or the underlying agreement).

Employment Agreements and Letters and Post-Termination Payments

The Company has entered into employment agreements or letters with each of the Named Executive Officers. The Compensation Committee determined that the compensation packages provided under these agreements and letters were fair and reasonable on the basis of its assessment of comparable compensation opportunities available to the individuals, including the compensation arrangements of the Named Executive Officer at his or her prior place of employment, in the case of new hires. The specifics of these arrangements are described in detail below under "Executive Compensation—Narrative to the Summary Compensation Table and Grants of Plan Based Awards Table—Employment Agreements and Letters with Named Executive Officers."

Payments Due Upon Termination or a Change in Control.    Under the terms of our equity-based compensation plans and their respective employment agreements or letters, the Chief Executive Officer and the other Named Executive Officers are entitled to payments and benefits upon the occurrence of specified events, including termination of employment and upon a change in control of the Company. The specific terms of these arrangements, as well as an estimate of the compensation that would have been payable had they been triggered as of fiscal year-end, are described in detail below under "Executive Compensation—Potential Payments upon Termination or Change in Control at Fiscal Year-End 2014."

In the case of each employment agreement or letter, the terms of these arrangements were set through the course of arms-length negotiations with the Named Executive Officer. As part of these negotiations, the Compensation Committee considered, among other factors, the terms of arrangements for comparable executives employed by companies in the gaming and leisure industries.

At the time of entering into these arrangements, the Compensation Committee considered the aggregate potential obligations of the Company in the context of the desirability of hiring or retaining the individual. The Compensation Committee believes that these arrangements can play a significant role in attracting and retaining key executive officers by providing security to the executive and leadership continuity to the Company.

The 2010 LTIP currently provides for the accelerated vesting of equity awards in the event of a Merger Event (as defined in the 2010 LTIP) in which all of the outstanding shares of Company common stock is exchanged for any lawful consideration and subsequent termination of employment without Cause or for Good Reason (each as defined in the 2010 LTIP), within twelve months after the Merger Event. In addition, certain employment agreements and letters as well as certain forms of equity agreements provide for accelerated vesting of equity-based awards upon either a change in control or a change in control followed by certain terminations of employment.

The Compensation Committee believes that for senior executives, including the Named Executive Officers, accelerated vesting of equity-based awards in the event of a change in control is generally appropriate because in some change in control situations equity of the target company is cancelled making immediate acceleration necessary in order to preserve the value of the award. In addition, the Company relies primarily on long-term incentive awards to provide the Named Executive Officers with the opportunity to accumulate substantial resources to fund their retirement income, and the Compensation Committee believes that a change in control event is an appropriate liquidation point for awards designed for such purpose.

HOW WE MAKE COMPENSATION DECISIONS

The Role of Our Compensation Committee

The Compensation Committee, which is comprised of three independent members of the Company's Board, is responsible for, among other things:

  •
  recommending to the Board the corporate goals and objectives relevant to the Chief Executive Officer's compensation, evaluating the Chief Executive Officer's performance in light of the corporate goals and objectives adopted by the independent members of the Board and determining and approving the Chief Executive Officer's compensation level based on this evaluation;

  •
  subject to consultation with the Chief Executive Officer, approving executive compensation arrangements and agreements (other than the Chief Executive Officer's compensation arrangements), including that of the Company's and its subsidiaries' executives and senior management;

  •
  reviewing and recommending to the Board the criteria by which bonuses to the Company's executives and senior management are determined, including under the MIP;

  •
  administering, within the authority delegated by the Board, the Company's various long-term incentive plans and such other stock option or equity participation plans as may be adopted by the Board from time to time;

  •
  reviewing the Company's compensation practices and policies to determine whether they encourage excessive risk taking;

  •
  retaining or obtaining the advice of a compensation consultant, independent legal counsel or other adviser, and the appointment, compensation and oversight of the work of any compensation consultant, independent legal counsel or other adviser retained by the Compensation Committee; and

  •
  selecting or receiving advice from a compensation consultant, legal counsel or other adviser to the Compensation Committee only after taking into consideration, all factors relevant to that person's independence from management, as required by Section 303A.05(b)(iii) of the NYSE Listed Company Manual.

The Compensation Committee, in consultation with SH&P and Frederic Cook, the independent compensation consultants it has retained, also analyzes the reasonableness of the Company's overall executive compensation program.

The Role of Our Management

While the Chief Executive Officer and other senior executive officers may attend meetings of the Compensation Committee, the ultimate decisions regarding executive officer compensation are made solely by the Compensation Committee, subject to Board approval, as applicable. These decisions are based not only on the Compensation Committee's deliberations of executive performance, but also on input requested from outside advisors, including its independent compensation consultants, with respect to, among other things, market data analyses. The final decisions relating to the Chief Executive Officer's compensation are made in executive session of the Compensation Committee without the presence of management. Decisions regarding other executive officers and senior management are typically made by the Compensation Committee after deliberations that include the consideration of recommendations from the Chief Executive Officer.

The Role of the Compensation Committee's Independent Compensation Consultant

The Compensation Committee has historically engaged the services of an independent compensation consulting firm to advise it in connection with executive compensation determinations. The Chair of the Compensation Committee defines the scope of any consultant's engagement. The responsibilities may include, among other things, advising on issues of executive or Board compensation, employment agreements, equity compensation structure and assisting in the preparation of compensation disclosure for inclusion in the Company's SEC filings.

The Compensation Committee retained the services of SH&P and Frederic Cook for Fiscal Year 2014. The Compensation Committee retained SH&P directly and SH&P performed no services for the Company or management during Fiscal Year 2014. In fulfilling its responsibilities, SH&P interacted with management or the Company's other outside advisors when deemed necessary and appropriate. Based on a review of various considerations and a report from SH&P regarding its independence, the Committee determined that the firm is independent from the Company and has no conflicts of interest in its role as compensation consultant to the Committee. In May 2014, the Compensation Committee retained Frederic Cook directly and Frederic Cook performed no services for the Company or management during Fiscal Year 2014. In fulfilling its responsibilities, Frederic Cook interacted with management or the Company's other outside advisors when deemed necessary and appropriate. Based on a review of various considerations and a report from Frederic Cook regarding its independence, the Committee determined that Frederic Cook is independent from the Company and has no conflicts of interest in its role as compensation consultant to the Committee.

Competitive Marketplace Assessment

Peer Chief Executive Officer Compensation.    As part of considering the appropriate levels of compensation for our Chief Executive Officer, we periodically review Chief Executive Officer compensation data from similar companies in order to ensure that our practices are fair and reasonable. In Fiscal Year 2014, at the request of the Compensation Committee, and in connection with Mr. Haddrill's appointment as the Chief Executive Officer, Frederic Cook provided an analysis based upon market data from public filings with the SEC of fourteen publicly traded companies in the gaming and leisure industries. The peer group was selected based on industry focus and includes companies with comparable business models and with which the Company competes for talent. In addition, to ensure the size appropriateness of the companies, the Compensation Committee considered an analysis of market capitalization, revenue and similarity of broad-based product and service offerings.

The Committee believes the group is a reasonable proxy for the competitive marketplace. However, it is important to note that a number of competitors in the space are private or incorporated in foreign jurisdictions which may not require the same level of compensation disclosure as U.S. listed companies.

Due to the inability to use these companies, Bally decided to include related companies in the gaming industry that it may not compete directly with in attracting and retaining key talent in order to achieve a statistically reliable set of peer comparisons.

The peer group consists of:

Aristocrat Leisure, Ltd.	International Game Technology
Boyd Gaming Corporation	Isle of Capri Casinos, Inc.
Caesars Entertainment	MGM Resorts International
Cardtronics, Inc.	MTR Gaming Group
Churchill Downs, Inc.	Penn National Gaming, Inc.
Diebold, Inc.	Pinnacle Entertainment, Inc.
Electronic Arts	Scientific Games Corp.

As of March 31, 2014, median market capitalization and revenue of the peer group was $1.7 billion and $1.9 billion, respectively. Compared to the peer group, the Company ranked at the 66th percentile for market capitalization and 37th percentile for revenue.

The Compensation Committee does not directly tie any individual components of compensation to particular benchmarks. Rather, this marketplace assessment is just one factor considered in reviewing the Chief Executive Officer's compensation. Other important considerations include individual performance, scope of responsibilities, retention concerns and the need to recruit new executive officers.

Our compensation structure is heavily weighted to variable, incentive-based compensation, which is earned only upon the achievement of performance metrics aligned with our business plan, strategic objectives and the delivery of stockholder value creation. Therefore, if Company or individual performance does not meet expectations, actual compensation realized by the Chief Executive Officer will be dramatically below the original target opportunity which reinforces the Company's strong pay for performance philosophy. In Fiscal Year 2014, 50% of the target compensation for Mr. Srinivasan and 92% of the target compensation for Mr. Haddrill was variable.

Peer Chief Financial Officer Compensation.    As part of considering the appropriate levels of compensation for our Chief Financial Officer, we periodically review Chief Financial Officer compensation data from similar companies in order to ensure that our practices are fair and reasonable. In Fiscal Year 2014, at the request of the Compensation Committee, SH&P provided an analysis based upon market data from public filings with the SEC of the following twenty publicly traded companies:

ACI Worldwide, Inc.	Scientific Games Corp.
Aristocrat Leisure, Ltd.	SHFL entertainment, Inc.
Compuware Corp.	Solera Holdings, Inc.
Fortinet, Inc.	Synopsys, Inc.
InterDigital, Inc.	Take-Two Interactive Software, Inc.
International Game Technology	TIBCO Software, Inc.
JDS Uniphase	VeriFone Systems, Inc.
MICROS Systems, Inc.	VeriSign, Inc.
Red Hat, Inc.	ViaSat, Inc.
Rovi Corp.	WMS Industries, Inc.

Stock Ownership Guidelines

The Board believes that the Chief Executive Officer and Chief Financial Officer and, unless exempted by the Board, each other employee that is identified as a Named Executive Officer in the Company's most recent proxy statement or that is expected to be identified as such in the Company's next proxy statement should be stockholders and maintain significant holdings of Company common stock. The Board believes ownership guidelines for these executives provide appropriate and beneficial additional motivation to act in the long-term best interests of the Company's stockholders. For these reasons, in October 2010, the Board adopted a policy requiring certain levels of stock ownership. The Board amended the policy in December 2013.

Under the policy, the Chief Executive Officer is required to own and hold a number of shares of Company common stock equal in value to at least three times his base salary. Each other executive subject to the policy is currently required to own and hold a number of shares of Company common stock equal in value to his or her base salary. For executives who were subject to the policy in October 2010 upon its adoption, their respective base salaries at such time are used to determine their respective requisite ownership level. For an executive who becomes subject to the policy after October 2010, the executive's then-current base salary will be used to determine the applicable ownership level.

If at any time the number of shares owned drops below the requisite ownership level, the Board may require the executive to retain shares of any future grants until the requisite ownership level is achieved. Net shares of common stock subject to options and grants of restricted stock, whether or not the restrictions have lapsed, are included in determining an executive's total ownership under the policy. As used in the policy, "net shares" means, in addition to shares of common stock owned directly, the number of shares of common stock remaining after selling shares to fund the payment of transaction costs and taxes owed as a result of vesting or exercise of the equity award (including income taxes), and, in the case of stock options, the exercise price of the options. The Board has discretion to grant relief from this policy in cases of hardship.

As of October 17, 2014, all Named Executive Officers satisfied the requirements of the current ownership guidelines.

Insider Trading Policy; Hedging Policy

The Company has adopted, as part of its insider trading policy, a prohibition on speculative transactions in the Company's securities where officers, directors and other insiders are prohibited from:

  •
  short-term trading (selling Company securities within six months of a purchase);

  •
  short sales; and

  •
  trading in publicly traded options or other derivatives such as puts or calls and hedging transactions.

The policy also cautions against pledging Company securities as collateral or including Company securities in a margin account.

Recoupment Policy

Under Section 304 of the Sarbanes Oxley Act, if the Company is required to restate its financial statements due to material noncompliance with any financial reporting requirements as a result of misconduct, the Chief Executive Officer and Chief Financial Officer may be required to reimburse the Company for (i) any bonus or other incentive-based or equity-based compensation received during the 12 months following the first public issuance of the non-complying document, and (ii) any profits realized from the sale of securities of the Company during that 12-month period.

Impact of Tax and Accounting

As a general matter, the Compensation Committee takes into account the various tax and accounting implications of the compensation vehicles employed by the Company.

Accounting Impact.    When determining amounts of long-term incentive grants to executives and employees, the Compensation Committee examines the accounting cost associated with the grants. Under Financial Accounting Standards Board Accounting Standards Codification Topic 718 ("FASB ASC Topic 718"), grants of equity-based awards result in an accounting charge for the Company equal to the grant date fair value of those securities.

Tax Impact.    Section 162(m) of the Code does not permit publicly traded companies to take income tax deductions for compensation paid to the Chief Executive Officer and the other Named Executive Officers (other than the Chief Financial Officer) to the extent that compensation exceeds $1,000,000 per officer in any taxable year and does not otherwise qualify as performance-based compensation. The 2010 LTIP is structured so that the compensation deemed paid to an executive officer in connection with the exercise of stock options should qualify as performance-based compensation not subject to the $1,000,000 limitation. Awards of restricted stock or RSUs made under the 2010 LTIP may or may not qualify as performance-based compensation. The performance-based RSUs awarded to Messrs. Haddrill and Davidson in Fiscal Year 2014 were designed to qualify as performance-based compensation. The time-vesting restricted stock issued to Messrs. Haddrill, Davidson, Mooberry and Connelly and Ms. Lever during Fiscal Year 2014 did not qualify as performance-based compensation under Section 162(m) of the Code and therefore, if any of the Named Executive Officers' total compensation exceeds the $1,000,000 limit, the restricted stock issued to such officer may not be deductible for income tax purposes. The Company performance component of the MIP cash incentive program for Fiscal Year 2014 is designed to provide bonus payments that would qualify as performance-based compensation as defined in Section 162(m) of the Code; however, the individual performance component of the MIP cash incentive program for Fiscal Year 2014 is not designed to provide bonus payments that would qualify as performance-based compensation, nor would any guaranteed bonus payments qualify as performance-based compensation. In addition, discretionary bonuses do not qualify as performance-based compensation as defined in Section 162(m) of the Code.

The Compensation Committee will continue to consider steps that might be in the Company's best interests to comply with Section 162(m) of the Code. However, in establishing the cash and equity incentive compensation programs for the Named Executive Officers, the Compensation Committee believes that the potential deductibility of the compensation payable under those programs should be only one of a number of relevant factors taken into consideration, and not the sole or primary factor. The Compensation Committee believes that cash and equity incentive compensation must be maintained at the requisite level to attract and retain the executive officers essential to the Company's financial success, even if all or part of that compensation may not be deductible by reason of the limitations of Section 162(m) of the Code. Further, the rules and regulations promulgated under Section 162(m) of the Code are complicated and subject to change from time to time, sometimes with retroactive effect. In addition, a number of requirements must be met in order for particular compensation to so qualify. As such, there can be no assurance that any compensation that is intended to be deductible under Section 162(m) will be deductible under all circumstances.

 COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on its review and discussion with management, the Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report for the year ended June 30, 2014.

  Respectfully submitted,

  COMPENSATION COMMITTEE

  Josephine Linden, Chair
  David Robbins
  Robert Guido

 Compensation Committee Interlocks and Insider Participation

During the fiscal year ended June 30, 2014, Mrs. Linden and Messrs. Robbins and Guido served on the Compensation Committee of the Board of Directors. During the fiscal year ended June 30, 2014, there were no relationships or transactions between the Company and any member of the Compensation Committee requiring disclosure hereunder.

 EXECUTIVE COMPENSATION

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary		Bonus	Stock Awards(1)	Option Awards(1)	Non-Equity Incentive Plan Compensation (2)		All Other Compensation (3)	Total
Richard Haddrill(4)	2014	$100,000		$230,000	$3,399,528	$—	$218,910		$697,222	$4,645,660
Chief Executive Officer	2013	479,808		—	—	—	2,500,000	(5)	3,805,744	6,785,552
	2012	998,000		—	—	—	600,000	(6)	12,035	1,610,035
Neil Davidson	2014	386,154		—	1,062,011	—	453,720		12,459	1,914,344
Senior Vice President,	2013	351,346		—	582,428	196,444	577,108		9,896	1,717,222
Chief Financial Officer,	2012	311,539		—	377,600	347,430	300,000		12,476	1,349,045
Secretary and Treasurer
Kathryn S. Lever	2014	187,385		—	499,976	—	139,936		3,635	830,932
Senior Vice President and
General Counsel
Derik Mooberry	2014	335,872	(8)	—	349,926	—	489,642	(9)	10,895	1,186,335
Senior Vice President of	2013	324,034	(8)	—	328,790	—	541,490	(9)	10,601	1,204,915
Games, Table-Game	2012	635,986	(8)	—	151,040	69,486	89,812		11,586	957,910
Products, and Interactive
Research & Development
John Connelly	2014	550,497	(10)	—	299,989	—	239,499	(11)	11,846	1,101,831
Senior Vice President	2013	233,462		—	281,820	—	421,095	(11)	10,027	946,404
Business Development and
Interactive
Ramesh Srinivasan(7)	2014	761,538		—	—	—	875,254		1,802,188	3,438,980
Former Chief Executive	2013	776,923		—	2,072,188	345,925	1,650,000		15,740	4,860,776
Officer	2012	600,000		—	999,955	—	822,000		—	2,421,955

(1)
Amounts shown reflect the value of stock and option awards made during the applicable fiscal year based upon the aggregate grant date fair value of such awards, as determined in accordance with FASB ASC Topic 718. Assumptions used to determine these values can be found in Note 10, Share-Based Compensation, of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

(2)
Represents annual incentive award earned for performance during fiscal years 2014, 2013, and 2012 under the MIP, as applicable, except with respect to Mr. Haddrill during fiscal years 2013 and 2012. During those years, Mr. Haddrill's employment agreement, as amended, did not contemplate Mr. Haddrill's participation in the MIP as Chief Executive Officer. Certain specifics of Mr. Haddrill's prior employment agreement, as amended, relevant to this Summary Compensation Table are described in detail under "—Narrative to the Summary Compensation Table and Grants of Plan Based Awards Table—Employment and Other Agreements with Named Executive Officers" below.

(3)
Individual breakdowns of amounts set forth in "All Other Compensation" column are as follows:

Name	Fiscal Year	Company Matching Contributions to 401(k) Plan	Company Covered Sales Club Travel	Medical and Other Expenses	Payments in respect of Services as a Director		Total All Other Compensation
Richard Haddrill	2014	$—	$—	$—	$697,222	(a)	$697,222
	2013	—	7,264	1,905	3,796,575	(b)	3,805,744
	2012	7,350	4,685	—	—		12,035
Neil Davidson	2014	7,987	3,965	507	—		12,459
	2013	8,250	—	1,646	—		9,896
	2012	7,996	—	4,480	—		12,476
Kathryn S. Lever	2014	3,635	—	—	—		3,635
Derik Mooberry	2014	7,500	3,395	—	—		10,895
	2013	7,500	1,455	1,646	—		10,601
	2012	7,500	4,086	—	—		11,586
John Connelly	2014	8,606	3,240	—	—		11,846
	2013	8,381	—	1,646	—		10,027
Ramesh Srinivasan	2014	—	5,568	1,796,620	—		1,802,188
	2013	—	13,835	1,905	—		15,740
	2012	—	—	—	—		—

(a)
Amount reflects payments of $697,222 made in Fiscal Year 2014 in respect of Mr. Haddrill's service as non-executive Chairman of the Board.

(b)
Amount reflects payments of $546,575 made in Fiscal Year 2013 in respect of Mr. Haddrill's service as non-executive Chairman of the Board following his assumption of that role, effective December 14, 2012, as well as $1,500,000 of transition bonus paid in December 2012, $1,250,000 of bonus payable upon the Board of Directors determination that certain transition performance objectives were met as of the applicable dates, and $500,000 of bonus payable based on the Company's achievement of certain threshold Diluted EPS targets established by the Board with respect to the Company's Fiscal Year 2013 described in greater detail under "—Narrative to the Summary Compensation Table and Grants of Plan Based Awards Table—Employment and Other Agreements with Named Executive Officers" below.
(4)
On May 15, 2014, the Company announced that the Board of Directors appointed Richard Haddrill as Chief Executive Officer effective May 23, 2014 as described in greater detail under "—Narrative to the Summary Compensation Table and Grants of Plan Based Awards Table—Employment and Other Agreements with Named Executive Officers" below. Prior to his appointment as Chief Executive Officer, Mr. Haddrill served as the non-executive Chairman of the Board.

(5)
Represents $2,500,000 in Fiscal Year 2012 cash bonuses for the achievement of certain strategic initiatives as Chief Executive Officer established by the Board of Directors on or before December 31, 2012 as discussed in greater detail under "—Narrative to the Summary Compensation Table and Grants of Plan Based Awards Table—Employment and Other Agreements with Named Executive Officers" below.

(6)
Represents Fiscal Year 2011 cash bonus for the achievement of certain strategic initiatives established by the Board of Directors on or before December 31, 2011, as discussed in detail in "Compensation Discussion and Analysis—Haddrill Annual Cash Incentive Program" included in our proxy statement for the 2012 Annual Meeting filed with the SEC on October 23, 2012. As disclosed in our Current Report on Form 8-K filed on March 16, 2012, the amount for Fiscal Year 2011 includes $500,000 earned with respect to the 2010 Strategic Initiatives Bonus, which amount was not included in the Summary Compensation Table included in our proxy statement for the 2011 Annual Meeting filed with the SEC on October 21, 2011. Pursuant to the terms of Mr. Haddrill's prior employment agreement, as amended, these amounts were deferred until the first business day of the first taxable year in which he was no longer subject to Section 162(m) of the Code. These amounts were paid out on December 14, 2012.

(7)
The Board of Directors appointed Richard Haddrill as Chief Executive Officer effective May 23, 2014. On May 23, 2014, Ramesh Srinivasan ceased to serve as President and Chief Executive Officer or as a member of the Board. Upon cessation of his employment with the Company, Mr. Srinivasan became entitled to the severance benefits described in his employment agreement in accordance with the terms and conditions thereof.

(8)
Includes $19,718 for commissions for Fiscal Year 2014. Includes $30,688 for commissions for Fiscal Year 2013 discussed in greater detail above under "Compensation Discussion and Analysis—Our Compensation Philosophy and Objectives—

  Annual Incentives—Operating Income Bonus Plan, Quarterly Objective Bonuses and Sales Commission Program." Includes $395,582 for commissions and compensation from the Operating Income Bonus Plan for Fiscal Year 2012.

(9)
Includes $269,743 in compensation from the Quarterly Objective Bonus and the Operating Income Bonus Plans for Fiscal Year 2014 Includes $278,690 in compensation from the Quarterly Objective Bonus and the Operating Income Bonus Plans for Fiscal Year 2013.

(10)
Includes $293,958 for commissions for Fiscal Year 2014.

(11)
Includes $56,250 in compensation from the Quarterly Objective Bonus for Fiscal Year 2014.Includes $185,625 in compensation from the Quarterly Objective Bonus for Fiscal Year 2013.

Grants of Plan-Based Awards in Fiscal Year 2014

						All Other Stock Awards: Number of Shares of Stock or Units(2) (#)
							All Other Option Awards: Number of Securities Underlying Options(2) (#)
									Grant Date Fair Value of Stock and Option Awards(4)
			Estimated Future Payouts Under Non-Equity Incentive Plan Awards					Exercise or Base Price of Option Awards(3)
	Grant Date
Name			Threshold	Target	Maximum
Richard Haddrill	06/04/2014		—	—	—	85,677	—	—	3,399,528
Neil Davidson		(1)	162,000	400,000	740,000	—	—	—	—
	12/04/2013		—	—	—	8,074	—	—	599,979
	03/07/2014		—	—	—	10,644	—	—	462,032
Kathryn S. Lever		(1)	64,260	126,000	214,200	—	—	—	—
	11/25/2013		—	—	—	6,922	—	—	499,976
Derik Mooberry		(1)	100,980	198,000	336,600	—	—	—	—
	12/04/2013		—	—	—	4,709	—	—	349,926
John Connelly		(1)	84,150	165,000	280,500	—	—	—	—
	12/04/2013		—	—	—	4,037	—	—	299,989

(1)
Represents cash incentive opportunities under the MIP.

(2)
All shares were issued under the 2010 LTIP.

(3)
The exercise price reflects the closing price of a share of the Company's common stock on the grant date.

(4)
Represents the grant date fair value of equity awarded, determined in accordance with FASB ASC Topic 718, adjusted, however, to exclude the effects of estimated forfeitures. Assumptions used to determine these values can be found in Note 10, Share-Based Compensation, of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

Narrative to the Summary Compensation Table and Grants of Plan Based Awards Table

Long-Term Incentive Awards Under the 2010 LTIP

Stock Options.    Generally, each stock option granted under the 2010 LTIP entitles its holder to purchase one share of the Company's common stock at its fair market value on the date of grant. Unless provided otherwise by the Board or the Compensation Committee at the time of grant, or in certain other circumstances, the terms of stock options are generally as follows:

  •
  Term: Prior to October 29, 2007, each granted stock option generally expired after ten years. On October 28, 2007, the Board determined that the standard form of an option award would thereafter provide for expiration after seven years.

  •
  Vesting: Stock options granted as part of a long-term incentive award generally vest over three to five years. Accelerated vesting will occur (i) upon becoming Permanently Disabled (as defined in the 2010 LTIP); (ii) upon a normal retirement (termination of employment by recipient after he or she attains the age of 65); (iii) only with respect to stock options granted prior to August 8, 2006, upon a Merger Event (as defined in the 2010 LTIP) in which all of the outstanding shares of Company common stock is exchanged for any lawful consideration; and (iv) with respect to stock options granted after August 8, 2006, upon termination without Cause (as defined in the 2010 LTIP) or by the recipient for Good Reason (as defined in the 2010 LTIP) within twelve months of a Merger Event in which all of the outstanding shares of Company common stock is exchanged for any lawful consideration.

  •
  After Termination of Employment: Vested stock options remain exercisable for (i) ten days after termination for Cause; (ii) two years upon death; and (iii) 60 days (or three months in the case of incentive stock options) after termination for any other reason.

Restricted Stock and RSUs.    Each share of restricted stock and RSU granted represents a conditional contractual right to receive one share of the Company's common stock at a specified future date subject to certain restrictions such as a vesting period. For RSUs, the underlying stock is not issued until the time restrictions lapse, at which time the RSU is settled or, if previously elected, deferred. In the event a cash dividend is declared and paid on the Company's common stock, holders of RSUs do not receive dividend equivalents. RSUs do not have voting rights because they are not considered legally issued or outstanding shares of common stock. Pursuant to the 2010 LTIP, the Company may also grant RSUs that are subject to performance-based vesting conditions. These awards will generally be subject to the same vesting conditions described for RSUs, subject to any additional terms as determined by the Compensation Committee at the time of grant. Unless provided otherwise by the Board or the Compensation Committee at the time of grant, or in certain other circumstances, the terms of restricted stock and RSUs are generally as follows:

  •
  Vesting: Accelerated vesting will occur upon (i) normal retirement; (ii) becoming Permanently Disabled; and (iii) upon termination without Cause or by the recipient for Good Reason within twelve months of a Merger Event in which all of the outstanding shares of Company common stock is exchanged for any lawful consideration.

  •
  After Termination of Employment: Forfeiture of the award upon termination of employment (other than as described immediately above) or upon death to the extent the award's restrictions have not lapsed.

Definitions.    For purposes of the 2010 LTIP and the discussion above:

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

  •
  "Merger Event" means any merger, spin-off, split-off or other similar consolidation, reorganization or change affecting any class of stock of the Company.

  •
  "Permanently Disabled" means that, as interpreted by the Compensation Committee, (i) the grantee cannot perform the work previously performed, (ii) the grantee cannot adjust to other position requirements due to a medical condition, and (iii) the grantee's disability has lasted or is expected to last for at least one year or result in death.

Employment and Other Agreements with Named Executive Officers

The following discussion is a brief summary of certain provisions of the employment and other compensatory agreements with the Named Executive Officers. Provisions providing for severance and change in control payments are described below under "Potential Payments upon Termination or Change in Control at Fiscal Year 2014 End."

Haddrill Employment Agreement.    On June 4, 2014, the Company entered into an employment agreement with Mr. Haddrill (the "Haddrill Agreement"), effective as of May 16, 2014. The Haddrill Agreement provides for a term of three years with two automatic renewals for an additional one year term unless either party gives written to the other of its intention not to renew within 90 days prior to the expiration of the current term. From May 16, 2014 until May 22, 2014, Mr. Haddrill served as a transitional executive and effective on May 23, 2014 became the Chief Executive Officer. The Haddrill Agreement provides for a base salary of $1,000,000 and participation in the MIP with the maximum performance bonus up to 200% of his base salary, the target performance bonus equal to 150% of his base salary and the threshold performance bonus equal to 60% of his base salary. For Fiscal Year 2014, the MIP will be prorated and 100% based on Company performance as determined by the Compensation Committee and for Fiscal Year 2015, the performance objectives will be based on the Company's earnings per share performance. Under the Haddrill Agreement, unless otherwise determined by the Board or the Compensation Committee, Mr. Haddrill shall be eligible to receive equity grants during the term of his employment with an aggregate annual target long-term equity incentive opportunity at least equal to 340% of his base salary, 60% of which shall be in the form of performance-based equity awards measured by the achievement of relative total shareholder return and 40% shall be in the form of time-based equity awards. For Fiscal Year 2014, Mr. Haddrill received 30,896 performance-based RSUs measured on the achievement of relative total shareholder return and 23,885 time-based RSUs. In addition, Mr. Haddrill received a sign-on bonus equal to $230,000, in recognition of cash compensation opportunities forgone in connection with his appointment as Chief Executive Officer. The Haddrill Agreement includes customary non-compete, non-solicitation, confidentiality and non-disparagement covenants. Mr. Haddrill's compensation as the Non-Executive Chairman of the Board is described below under "Director Compensation."

On November 14, 2012, the Company entered into a Non-Executive Chairman Agreement with Mr. Haddrill providing for Mr. Haddrill's service as the Company's non-executive Chairman of the Board. Pursuant to the Non-Executive Chairman Agreement, during the 2013 calendar year, Mr. Haddrill received a transition bonus of $1,500,000 in December 2012 and will receive compensation in the amount of $1,000,000 in respect of his service as director, which is in lieu of and not in addition to any other compensation paid to non-employee members of the Board. If Mr. Haddrill is re-elected to the Board, with respect to the 2014 calendar year and thereafter, the Board will determine Mr. Haddrill's compensation, consistent with that paid to the Company's other non-employee directors. Mr. Haddrill was eligible to earn a transition bonus of $1,250,000 with $750,000 payable on March 31, 2013 and $500,000 payable on June 30, 2014. Mr. Haddrill was also eligible to earn a bonus of $500,000 based on the Company's achievement of threshold Diluted EPS targets established by the Board with respect to the Company's Fiscal Year 2013. For Fiscal Year 2014, Mr. Haddrill's compensation as the Non-Executive Chairman of the Board was $697,222. The Haddrill Agreement superseded the Non-Executive Chairman Agreement in its entirety.

All amounts paid in respect of Mr. Haddrill's services as a director prior to his appointment as Chief Executive Officer are included and footnoted in the "All Other Compensation" column of the Summary Compensation Table and all information with respect to his outstanding equity awards is set forth in the Outstanding Equity Awards at Fiscal Year 2014 End table. Upon his appointment as Chief Executive Officer, Mr. Haddrill was not compensated for his services as a director while he served as the Company's Chief Executive Officer.

Davidson Employment Agreement.    On August 12, 2010, the Company entered into an employment offer letter with Mr. Davidson (the "Davidson Agreement"). The Davidson Agreement provides for a base salary of $300,000 and participation in the MIP with a target performance bonus in the amount of 60% of his base salary as well as participation in the Company's employee benefit programs. Under the agreement, Mr. Davidson also received a grant of 30,000 stock options and 14,000 shares of restricted stock. Mr. Davidson was also eligible to earn, and did earn, a one-time cash bonus of up to $100,000 under the Davidson Agreement, payable within 75 days following the end of the Company's Fiscal Year 2011. The Compensation Committee increased Mr. Davidson's base salary most recently to $400,000 and his target MIP percentage to 100% of his base salary on December 4, 2013. The Davidson Agreement includes customary non-compete, non-solicitation, confidentiality and non-disparagement covenants.

Lever Employment Agreement.    On November 25, 2013, the Company entered into an Amendment to Employment Agreement (the "Lever Agreement") with Kathryn S. Lever to serve as the Company's Senior Vice President and General Counsel beginning January 1, 2014. Pursuant to the Lever Agreement, the Company assumed the Employment Agreement dated April 29, 2011 by and between Ms. Lever and SHFL and all obligations contained therein. The Lever Agreement provides for a base salary of $315,000 and participation in the MIP with a target performance bonus in the amount of 60% of her base salary as well as participation in the Company's employee benefit programs. Under the Lever Agreement, Ms. Lever also received a grant of restricted stock in the amount of $500,000, which will vest ratably over a four-year period. The Lever Agreement includes customary non-compete, non-solicitation, confidentiality and non-disparagement covenants.

Mooberry Employment Agreement.    On December 6, 2011, the Company entered into an employment letter agreement with Mr. Mooberry (the "Mooberry Agreement"). The Mooberry Agreement provides for a base salary of $231,750 and participation in the MIP as well as his continued participation in revenue and operating income based incentive programs. Under the Mooberry Agreement, Mr. Mooberry also received a grant of 4,000 stock options and 4,000 shares of restricted stock. The Compensation Committee increased Mr. Mooberry's base salary most recently to $330,000 on December 4, 2013. The Mooberry Agreement includes customary non-compete, non-solicitation, confidentiality and non-disparagement covenants.

Connelly Employment Agreement.    On March 31, 2011, the Company entered into an employment agreement with Mr. Connelly (the "Connelly Agreement"). The Connelly Agreement provides for a base salary of $225,000 and participation in the MIP with a target performance bonus in the amount of 50% of his base salary, as well as a quarterly bonus with a target of up to $150,000 per year with a maximum target of $225,000. Additionally, during the first year of his employment only, Mr. Connelly was eligible to receive up to $75,000 based on meeting certain criteria as established in the Connelly Agreement. Under the Connelly Agreement, Mr. Connelly also received a grant of 28,179 stock options and 13,210 shares of restricted stock. The Compensation Committee increased Mr. Connelly's target MIP percentage to 60% of his base salary on August 20, 2012 and his base salary most recently to $275,000 on December 4, 2013. Mr. Connelly also entered into an employee non-competition agreement which includes customary non-compete, non-solicitation and non-disparagement covenants.

Former Chief Executive Officer and President

Srinivasan Employment Agreement.    On November 14, 2012, the Company entered into a new employment agreement with Mr. Srinivasan, effective December 14, 2012 (the "Srinivasan Agreement"). The Srinivasan Agreement provides for a term of three years from the effective date, an annual base salary of $825,000 and participation in the MIP. Effective July 1, 2013, the Srinivasan Agreement provides that the MIP will be earned based upon objectives established by the Board each year based on EPS performance or such other objective measure determined by the Compensation

Committee, with the maximum bonus up to 200% of his base salary, the target bonus equal to 100% of his base salary and the threshold bonus equal to 60% of his base salary. Under the Srinivasan Agreement, Mr. Srinivasan received an award of performance-vesting RSUs covering a number of shares initially equal to $3,000,000 that vest over three years. The Srinivasan Agreement includes customary non-compete, non-solicitation, confidentiality and non-disparagement covenants.

On May 23, 2014, Mr. Srinivasan cease as the Chief Executive Officer and President of the Company. As a result, Mr. Srinivasan received the following payments and benefits all of which are limited to those amounts we were contractually obligated to pay under the Srinivasan Agreement, except for the addition of certain COBRA coverage as described below. Under the Srinivasan Agreement, upon Mr. Srinivasan's termination, he received a lump sum payment in an amount equal to his then-current base salary for twenty-four months as well as a pro-rata amount of the target bonus under the MIP for Fiscal Year 2014 based on actual performance through the end of the fiscal quarter that ended most recently prior to the date of termination. In addition, Mr. Srinivasan's equity awards outstanding on the date of termination were accelerated on a pro-rata basis, in a manner consistent with the terms of the equity awards, which, in the case of awards that vest based upon the attainment of performance targets, the attainment was measured upon actual performance through the end of the fiscal quarter that ended most recently prior to the date of termination. Mr. Srinivasan also received COBRA coverage for himself, his spouse and covered dependents through the earlier of (A) eighteen months from the termination date, or (B) Mr. Srinivasan becoming eligible for health benefits from a subsequent employer.

Outstanding Equity Awards at Fiscal Year 2014 End

	Option Awards				Stock Awards				Equity Incentive Plan Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested(1)	Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Richard Haddrill	—	—		—	—	23,885	(2)	1,569,722	61,792	(3)	4,060,970
Neil Davidson	6,000	—		42.54	10/16/2016	—		—	—		—
	2,500	—		23.47	3/8/2017	—		—	—		—
	19,998	10,002	(4)	31.18	8/12/2017	—		—	—		—
	10,000	10,000	(5)	37.76	12/6/2018	—		—	—		—
	2,500	7,500	(6)	46.97	11/8/2019	—		—	—		—
	—	—		—	—	4,667	(7)	306,715	—		—
	—	—		—	—	5,000	(8)	328,600	—		—
	—	—		—	—	9,300	(9)	611,196	—		—
						8,074	(10)	530,623	10,644	(11)	699,524
Kathryn S. Lever	—	—		—	—	6,922	(12)	454,914	—		—
Derik Mooberry	6,000			19.47	10/25/2016
	12,000	—		22.02	2/26/2017	—		—	—		—
	—	1,875	(13)	32.62	8/16/2017	—		—	—		—
	1,000	1,000	(14)	38.20	4/1/2018	—		—	—		—
	1,000	2,000	(15)	37.76	12/6/2018	—		—	—		—
	—	—		—	—	750	(16)	49,290	—		—
	—	—		—	—	1,000	(17)	65,720	—		—
	—	—		—	—	2,000	(18)	131,440	—		—
	—	—		—	—	5,250	(19)	345,030	—		—
						4,709	(20)	309,475
John Connelly	7,045	7,044	(21)	37.85	3/31/2018	—		—	—		—
	—	—		—	—	3,302	(22)	217,007	—		—
	—	—		—	—	2,500	(23)	164,300	—		—
	—	—		—	—	4,500	(24)	295,740	—		—
	—	—		—	—	4,037	(25)	265,312

(1)
Calculated based on the closing price of a share of Company common stock of $65.72 on June 30, 2014.

(2)
Restricted Stock Units shall vest in five installments with the first installment of 7,962 units vesting on June 4, 2015, the second installment of 3,981 units vesting on December 4, 2015, the third installment of 3,981 units vesting on June 4, 2016, the fourth installment of 3,981 units vesting on December 4, 2016, and the fifth installment of 3,980 units vesting on June 4, 2017.

(3)
Performance Stock Units, which will vest annually in three installments subject to the achievement of certain relative total shareholder return targets for the performance period. The performance period is a thirty month period commencing on June 4, 2014.

(4)
Stock options vest and become exercisable on August 12, 2014.

(5)
Stock options vest and become exercisable in equal installments of 5,000 shares on December 6, 2014 and December 6, 2015.

(6)
Stock options vest and become exercisable in equal installments of 2,500 shares on November 8, 2014, November 8, 2015, and November 8, 2016.

(7)
Restricted stock vests on August 12, 2014.

(8)
Restricted stock vests in equal installments of 2,500 shares on December 6, 2014 and December 6, 2015.

(9)
Restricted stock vests in equal installments of 3,100 shares on November 8, 2014, November 8, 2015, and November 8, 2016.

(10)
Restricted stock vests as follows: 2,018 shares December 4, 2014 and December 4, 2015, and 2,019 shares on December 4, 2016 and December 4, 2017.

(11)
Performance units vest annually in three installments subject to the achievement of certain earning per share targets for the performance periods.

(12)
Restricted stock vests as follows: 1,730 shares on November 25, 2014 and November 25, 2015, and 1,731 shares on November 25, 2016 and November 25, 2017.

(13)
Stock options vest and become exercisable on August 16, 2014.

(14)
Stock options vest and become exercisable on April 1, 2015.

(15)
Stock options vest and become exercisable in equal installments of 1,000 shares on December 6, 2014 and December 6, 2015.

(16)
Restricted stock vests on February 10, 2015.

(17)
Restricted stock vests on April 1, 2015.

(18)
Restricted stock vests in equal installments of 1,000 shares on December 6, 2014 and December 6, 2015.

(19)
Restricted stock vests in equal installments of 1,750 shares on November 8, 2014, November 8, 2015, and November 8, 2016.

(20)
Restricted stock vests as follows: 1,177 shares on December 4, 2014, December 4, 2015, and December 4, 2016, and 1,178 shares on December 4, 2017.

(21)
Stock options vest and become exercisable on March 31, 2015.

(22)
Restricted stock vests on March 31, 2015.

(23)
Restricted stock vests in equal installments of 1,250 shares on December 6, 2014 and December 6, 2015.

(24)
Restricted stock vests in equal installments of 1,500 shares on November 8, 2014, November, 8, 2015 and November 8, 2016.

(25)
Restricted stock vests as follows: 1,009 shares on December 4, 2014, December 4, 2015, and December 4, 2016, and 1,010 shares on December 4, 2017.

Option Exercises and Stock Vested in Fiscal Year 2014

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized Upon Exercise	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting
Richard Haddrill	50,000	1,521,953	—		—
Neil Davidson	—	—	10,766	(1)	788,318
Kathryn S. Lever	—	—	—		—
Derik Mooberry	27,625	1,198,410	6,167	(2)	434,349
John Connelly	—	—	6,052	(3)	419,759
Ramesh Srinivasan	—	—	52,653	(4)	3,503,232

(1)
Represents 4,666 shares of restricted stock which vested on August 12, 2013, 500 shares of restricted stock which vested on October 16, 2013, 3,100 shares of restricted stock which vested on November 8, 2013, and 2,500 shares of restricted stock that vested on December 6, 2013.

(2)
Represents 1,667 shares of restricted stock which vested on July 21, 2013, 1,750 shares of restricted stock which vested on November 8, 2013, 1,000 shares of restricted stock which vested on December 6, 2013, 750 shares of restricted stock that vested on February 10, 2014, and 1,000 shares of restricted stock that vested on April 1, 2014.

(3)
Represents 1,500 shares of restricted stock which vested on November 8, 2013, 1,250 shares of restricted stock which vested on December 6, 2013, and 3,302 shares of restricted stock which vested on March 31, 2014.

(4)
Represents 4,500 shares of restricted stock which vested on April 6, 2014, and 5,536 shares of restricted stock which vested on May 23, 2014. Represents 22,041 restricted stock units which vested on December 16, 2013, and 20,576 restricted stock units which vested on May 23, 2014.

Potential Payments upon Termination or Change in Control at Fiscal Year 2014

The tables below set forth certain information regarding potential payments and other benefits that would have been provided to each of the Named Executive Officers upon a change in control of the

Company or upon a termination of the Named Executive Officer's employment, as applicable, on June 30, 2014, the last business day of Fiscal Year 2014, pursuant to the current terms of each Named Executive Officer's employment agreement, the MIP, and the 2010 LTIP, each as applicable. For purposes of this section, "CIC" shall mean a change in control of the Company. Unless specifically noted otherwise, all capitalized terms are defined in the Named Executive Officers' respective agreement. For purposes of the following tables, equity awards are valued at the closing price of a share of Company stock of $65.72 as of June 30, 2014. The accelerated value of stock options represents the intrinsic value of stock options vesting upon a change in control or at termination, as applicable.

Post-employment or Change in Control Payments—Richard M. Haddrill

Pursuant to the Haddrill Agreement, if Mr. Haddrill's employment is terminated without cause (as defined in the Haddrill Agreement) or if Mr. Haddrill terminates his employment for good reason (as defined below), Mr. Haddrill would receive a lump sum payment in an amount equal to his then-current base salary for twenty-four months as well as a pro-rata amount of the target bonus under the MIP for the year of termination based on actual performance through the end of the fiscal quarter that ended most recently prior to the date of termination. In addition, the vesting of Mr. Haddrill's performance-based equity awards outstanding on the date of termination would be accelerated on a pro-rata basis, in a manner consistent with the terms of the equity awards, which, in the case of awards that vest based upon the attainment of total shareholder return ("TSR") performance targets, such awards will be accelerated based upon actual performance through the date of termination, and in the case of non-TSR performance targets, such awards will be accelerated based upon actual performance through the end of the fiscal quarter that ended most recently prior to the date of termination. Mr. Haddrill would also receive COBRA coverage for himself, his spouse and dependents for a period of eighteen months (or a shorter period, to the extent Mr. Haddrill becomes eligible for health benefits from a subsequent employer).

In the event of Mr. Haddrill's termination of employment by the Company without "cause" or by Mr. Haddrill for "good reason," in each case within one year following a "change of control," Mr. Haddrill is eligible to receive, subject to his execution of a general release of claims: (i) a lump sum payment, payable within thirty days, in an amount equal his base salary for twenty-four months; (ii) a lump sum payment, payable within thirty days, in an amount equal to his target annual cash bonus for the year of termination; (iii) continuation of health benefits (in the form of COBRA reimbursement paid by the Company) for Mr. Haddrill and his spouse and dependents, as applicable, for a period of eighteen months following his employment termination date (or a shorter period, to the extent he becomes eligible to receive health benefits from a subsequent employer); and (iv) acceleration in full of all equity awards previously granted to Mr. Haddrill that are outstanding on his employment termination date, in a manner consistent with the terms of such equity awards, which in the case of awards that vest based on the attainment of performance targets, will be based on actual performance through the date of the change of control (or, if applicable, the end of the most recent fiscal quarter prior to the change of control).

If Mr. Haddrill resigns for any reason other than for good reason, and at the time of such termination Mr. Haddrill meets the definition of "normal retirement" under the Company's applicable equity incentive plan, Mr. Haddrill would receive a pro-rata amount equal to his target bonus under the MIP for the year of termination based on actual performance through the end of the fiscal quarter that ended most recently prior to the date of termination as well as Mr. Haddrill's then-outstanding equity awards shall remain outstanding and eligible to vest in accordance with their existing terms (including satisfaction of performance-based vesting criteria) as if Mr. Haddrill's employment had not terminated. If, however, Mr. Haddrill resigns for any reason other than for good reason and has not meet the definition of "normal retirement," but at the time of such termination Mr. Haddrill has identified to the Nominating and Corporate Governance Committee and/or the Board a successor Chief Executive Officer candidate who meets all of the Board's and/or Nominating and Corporate Governance Committee's reasonably established criteria for such position (including availability and willingness to accept such position), then Mr. Haddrill's then-outstanding equity awards shall remain outstanding and eligible to vest in accordance with their existing terms (including satisfaction of performance-based vesting criteria) as if Mr. Haddrill's employment had not terminated.

If the Company terminates the Haddrill Agreement due to Mr. Haddrill's death or Disability (as defined in the Haddrill Agreement), Mr. Haddrill or his estate would receive a pro-rata amount of his target bonus under the MIP for the year of termination, based on actual performance through the end of the fiscal quarter that ended most recently prior to the date of termination. In addition, the vesting of Mr. Haddrill's performance-based equity awards outstanding on the date of termination would be accelerated on a pro-rata basis, in a manner consistent with the terms of the equity awards, which, in the case of awards that vest based upon the attainment of TSR performance targets, such awards will be accelerated based upon actual performance through the date of termination, and in the case of non-TSR performance targets, such awards will be accelerated based upon actual performance through the end of the fiscal quarter that ended most recently prior to the date of termination.

For purposes of the Haddrill Agreement, "good reason" means, without his written consent: (i) a material adverse change in his authority, duties or responsibilities; (ii) he is no longer the chief executive officer of the Company, or following a change of control, the combined or surviving corporation resulting from the change of control; or (iii) a requirement that he report other than to the board of directors of the Company, or following a change of control, the board of directors of the ultimate parent company resulting from the transaction; provided that the Company or, following a change of control, the ultimate parent company resulting from the transaction will have, following Mr. Haddrill's written notice of the grounds for good reason, 30 days to cure.

Executive Payments and Benefits upon Termination/CIC	Involuntary Termination for Cause	Involuntary Termination Without Cause or for Diminution of Duties	CIC with or without Termination (Single Trigger)	Termination for Good Reason or Without Cause following a CIC (Double Trigger)	Death	Disability
Severance	$—	$3,500,000	$—	$3,500,000	$1,500,000	$1,500,000
Benefit Continuation(1)	—	45,000	—	45,000	—	45,000
Long-term Incentive
—Acceleration of Unvested Stock Options	—	—	—	—	—	—
—Acceleration of Unvested RS/RSUs	—	5,630,692	—	5,630,692	5,630,692	5,630,692

Total	$—	$9,175,692	$—	$9,175,692	$7,130,692	$7,175,692

(1)
Annual benefit continuation costs estimated at $30,000 per year. Mr. Haddrill receives 18 months.

Post-employment or Change in Control Payments—Neil Davidson

Pursuant to the Davidson Agreement, in the event of Mr. Davidson's termination of employment by the Company without "cause" (as defined in the Davidson Agreement), or if Mr. Davidson terminates his employment as a result of a "diminution of duties" (as defined below) occurring within one year following a "change of control," Mr. Davidson is eligible to continue receiving his base salary for a period of one year following his termination of employment, subject to his execution of a general release of claims and his continuing compliance with any restrictive covenants. In addition, in the event of Mr. Davidson's termination of employment by the Company without cause or by Mr. Davidson as a result of a diminution of duties, in each case within one year following a change of control, and subject to his execution of a general release of claims, he is eligible to receive a pro-rata portion of his target annual bonus based on the number of days that he has worked during the applicable fiscal year prior to his employment termination date, payable at the time that bonuses are customarily paid to participants under the Company's annual cash bonus plan, provided that only 50% of the portion of his target annual bonus that is subject to a personal performance-based conditions shall be eligible for such pro-ration, with the remainder of the portion subject to such personal performance-based conditions automatically forfeited. For the avoidance of doubt, 100% of the portion of his target annual bonus subject to company performance-based conditions shall be eligible for such pro-ration.

For purposes of the Davidson Agreement, "diminution of duties" means any change, following a "change of control," in his title, job duties and responsibilities that results in a material diminution or reduction of his work duties and responsibilities.

Pursuant to the 2010 LTIP, if Mr. Davidson is terminated without Cause or with Good Reason (each as defined in the 2010 LTIP) within one year of a Merger Event (as defined in the 2010 LTIP) in which all of the outstanding shares of Company common stock is exchanged for any lawful consideration all unvested awards will vest in full. In addition, pursuant to the 2010 LTIP, if Mr. Davidson is Permanently Disabled (as defined in the 2010 LTIP), all awards granted under the 2010 LTIP will vest in full.

Executive Payments and Benefits upon Termination/CIC	Involuntary Termination for Cause	Involuntary Termination Without Cause or for Diminution of Duties	CIC with or without Termination (Single Trigger)	Termination for Good Reason or Without Cause following a CIC (Double Trigger)	Death	Disability
Severance	$—	$400,000	$—	$400,000	$—	$—
Benefit Continuation	—	—	—	—	—	—
Long-term Incentive
—Acceleration of Unvested Stock Options	—	—	—	765,694	—	765,694
—Acceleration of Unvested RS/RSUs	—	—	—	2,476,658	—	2,476,658

Total	$—	$400,000	$—	$3,642,352	$—	$3,242,352

Post-employment or Change in Control Payments—Kathryn S. Lever

Pursuant to the Lever Agreement, in the event of Ms. Lever's termination of employment by the Company without "cause" (as defined in Lever Agreement) or by Ms. Lever for "good reason" (as defined below), she is eligible to receive, subject (except with respect to clause (ii) below) to her execution of a general release of claims: (i) an amount equal to six months of base salary, paid in equal installments over a twelve month period; (ii) in exchange for the restrictive covenants contained in her employment agreement, an amount equal to six months of base salary, paid in equal installments over a twelve month period, (iii) continuation of health benefits (in the form of COBRA reimbursement paid by the Company) through the earlier of (x) twelve months from her employment termination date or the maximum number of months that COBRA coverage is available by law, whichever is less, or (y) her date of employment by a subsequent employer; and (iv) continued vesting of any equity-based awards previously granted to Ms. Lever for the duration of the twelve month severance period.

For purposes of the Lever Agreement, "good reason" means: (i) a material reduction in the nature or scope of her duties, responsibilities, authority or position; (ii) a material change in her title in a manner that indicates a reduction in responsibility or prestige; (iii) a material reduction in her base salary;

(iv) a "change in control" (which would include completion of the merger) whereby there is a material reduction in the nature or scope of her duties, responsibilities, authority or position; or (v) a material breach of her employment agreement that is not cured within 30 calendar days after the Company's receipt of written notice specifying such breach.

In the event of Ms. Lever's Disability (as defined in the Lever Agreement), Ms. Lever would receive a lump sum payment equal to six months of her annual base salary as well as COBRA coverage for a period of six months for herself, her spouse and dependents. In addition, all of Ms. Lever's then-outstanding equity awards shall accelerate and immediately vest.

Pursuant to the 2010 LTIP, if Ms. Lever is terminated without cause or with good reason (each as defined in the 2010 LTIP) within one year of a Merger Event (as defined in the 2010 LTIP) in which all of the outstanding shares of Company common stock is exchanged for any lawful consideration all unvested awards will vest in full. In addition, pursuant to the 2010 LTIP, if Ms. Lever is Permanently Disabled (as defined in the 2010 LTIP), all awards granted under the 2010 LTIP would vest in full.

Executive Payments and Benefits upon Termination/CIC	Involuntary Termination for Cause	Involuntary Termination Without Cause	CIC with or without Termination (Single Trigger)	Termination for Good Reason or Without Cause following a CIC (Double Trigger)	Death	Disability
Severance	$—	$315,000	$—	$315,000	$—	$—
Benefit Continuation(1)	—	30,000	—	30,000	—	—
Long-term Incentive
—Acceleration of Unvested Stock Options	—	—	—	—	—	—
—Acceleration of Unvested RS	—	—	—	454,914	—	454,914

Total	$—	$345,000	$—	$799,914	$—	$454,914

(1)
Annual benefit continuation costs estimated at $30,000 per year.

Post-employment or Change in Control Payments—Derik Mooberry

Pursuant to the Mooberry Agreement, in the event of Mr. Mooberry's termination of employment by the Company without "cause" (as defined in the Mooberry Agreement), he is eligible to continue receiving his base salary for a period of one year following his termination of employment, subject to his execution of a general release of claims and his continuing compliance with any restrictive covenants. Pursuant to the 2010 LTIP, if Mr. Mooberry is terminated without cause or with good reason (each as defined in the 2010 LTIP) within one year of a Merger Event (as defined in the 2010 LTIP) in which all of the outstanding shares of Company common stock is exchanged for any lawful consideration all unvested awards will vest in full. In addition, pursuant to the 2010 LTIP, if

Mr. Mooberry is Permanently Disabled (as defined in the 2010 LTIP), all awards granted under the 2010 LTIP will vest in full.

Executive Payments and Benefits upon Termination/CIC	Involuntary Termination for Cause	Involuntary Termination Without Cause	CIC with or without Termination (Single Trigger)	Termination for Good Reason or Without Cause following a CIC (Double Trigger)	Death	Disability
Severance	$—	$330,000	$—	$330,000	$—	$—
Benefit Continuation	—	—	—	—	—	—
Long-term Incentive
—Acceleration of Unvested Stock Options	—	—	—	145,503	—	145,503
—Acceleration of Unvested RS	—	—	—	900,955	—	900,955

Total	$—	$330,000	$—	$1,376,458	$—	$1,046,458

Post-employment or Change in Control Payments—John Connelly

Pursuant to Connelly Agreement, in the event of Mr. Connelly's termination of employment by the Company for any reason other than for "cause" (as defined in the Connelly Agreement), he is eligible to continue receiving his base salary for a period of six months following his termination of employment, subject to his execution of a general release of claims and his continuing compliance with any restrictive covenants. Pursuant to the 2010 LTIP, if Mr. Connelly is terminated without cause or with good reason (each as defined in the 2010 LTIP) within one year of a Merger Event (as defined in the 2010 LTIP) in which all of the outstanding shares of Company common stock is exchanged for any lawful consideration all unvested awards will vest in full. In addition, pursuant to the 2010 LTIP, if Mr. Connelly is Permanently Disabled (as defined in the 2010 LTIP), all awards granted under the 2010 LTIP will vest in full.

Executive Payments and Benefits upon Termination/CIC	Involuntary Termination for Cause	Involuntary Termination Without Cause	CIC with or without Termination (Single Trigger)	Termination for Good Reason or Without Cause following a CIC (Double Trigger)	Death	Disability
Severance	$—	$137,500	$—	$137,500	$—	$—
Benefit Continuation	—	—	—	—	—	—
Long-term Incentive
—Acceleration of Unvested Stock Options	—	—	—	196,316	—	196,316
—Acceleration of Unvested RS	—	—	—	942,359	—	942,359

Total	$—	$137,500	$—	$1,276,175	$—	$1,138,675

 DIRECTOR COMPENSATION

Director Compensation Table for Fiscal Year 2014

The following table sets forth the compensation earned by the Company's non-employee directors in respect of their services during the fiscal year ended June 30, 2014. Because Mr. Haddrill is a Named Executive Officer for Fiscal Year 2014, all amounts paid in respect of his services as a director prior to his appointment as Chief Executive Officer are included and footnoted in the "All Other Compensation" column of the Summary Compensation Table and all information with respect to his outstanding equity awards is set forth in the Outstanding Equity Awards at Fiscal Year 2014 End table. Upon his appointment as Chief Executive Officer, Mr. Haddrill was not compensated for his services as a director while he served as the Company's Chief Executive Officer. Mr. Srinivasan, who was an employee director until May 23, 2014, was not separately compensated for his services as a director.

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)(3)	Option Awards(2)(4)	Total
Robert Guido	$103,333	$249,972	$—	$353,305
Josephine Linden	83,333	249,972	—	333,305
W. Andrew McKenna	85,000	249,972	—	334,972
David Robbins	118,333	249,972	—	368,305

(1)
As noted below, each non-employee director may elect to receive restricted stock or RSUs in lieu of all or a portion of the cash compensation otherwise payable to the director in a given calendar year. The restricted stock or RSUs are granted on the first trading day of the calendar year for which the election is made (or, in the case of newly appointed directors, the first trading day following the election). No directors made this election in Fiscal Year 2014.

(2)
Amounts shown reflect the value of stock and option awards made during the Fiscal Year 2014, based upon their aggregate grant date fair value, as determined in accordance with FASB ASC Topic 718. Assumptions used to determine these values can be found in Note 10, Share-Based Compensation, of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for Fiscal Year 2014.

(3)
On January 2, 2014, unvested stock awards of 3,163 shares were granted to the following non-employee directors: Mr. Guido, Mrs. Linden, Mr. McKenna and Mr. Robbins. The number of unvested stock awards outstanding for the non-employee directors, as of June 30, 2014, was as follows: Mr. Guido, 3,163; Mrs. Linden, 3,163; Mr. McKenna, 3,163; and Mr. Robbins, 3,163.

(4)
No option awards were granted to the non-employee directors in Fiscal Year 2014. The number of option awards outstanding (vested or unvested) for the non-employee directors, as of June 30, 2014, was as follows: Mr. Guido, 11,350; Mrs. Linden, 28,361; Mr. McKenna, 28,361; and Mr. Robbins, 53,242.

Cash Compensation

Each non-employee director other than Mr. Haddrill, who is compensated pursuant to the Non-Executive Chairman Agreement discussed below, receives an annual retainer of $60,000 per year. Members of the Audit Committee receive $15,000 per year for such service while the Chair of the Audit Committee receives $35,000 per year. Directors who serve on the Compensation Committee or Nominating and Corporate Governance Committee receive $5,000 per year for serving on either committee, and the chair of each of these committees receives $10,000 per year. Mr. Robbins also received an additional $50,000 per year for his service as the Lead Independent Director during Fiscal Year 2014 until May 23, 2014. Effective May 23, 2014, Mr. Robbins received an additional $150,000 per year as Chairman of the Board. Both amounts were prorated during the fiscal year. Because Mr. Haddrill is a Named Executive Officer for Fiscal Year 2014, his compensation as non-executive Chairman of the Board and his Non-Executive Chairman Agreement are summarized above under "Executive Compensation—Narrative to the Summary Compensation Table and Grants of Plan Based Awards Table—Employment and Other Agreements with Named Executive Officers." Directors are also reimbursed for reasonable out-of-pocket expenses incurred on Company business.

Equity Compensation

Annual Grants.    On the first trading day of each calendar year, each then-current non-employee director other than Mr. Haddrill, who is compensated pursuant to the Non-Executive Chairman Agreement discussed above under "Executive Compensation—Narrative to the Summary Compensation Table and Grants of Plan Based Awards Table—Employment and Other Agreements with Named Executive Officers," receives an annual grant of restricted stock with a value of $250,000 for the director's service for the then current year. The value of the shares is calculated based on the closing price of Bally common stock on the grant date. The restricted stock grant vests on the first anniversary of the grant date subject to the director's continuous services as a director through the vesting date.

New Director Grants.    Each newly appointed director receives an initial, one-time appointment grant of $125,000 worth of restricted stock which vests over one year.

Director Elections.    Other than Mr. Haddrill, non-employee directors may elect to receive all or a portion of his or her restricted stock grant in the form of RSUs. These directors may also elect to receive restricted stock or RSUs in lieu of all or a portion of the cash compensation otherwise payable to the director. No directors made these elections in Fiscal Year 2014. Directors must timely elect to receive equity in lieu of cash compensation for a particular calendar year no later than five business days before the end of the prior calendar year. The restricted stock or RSUs are awarded on the first trading day of the calendar year for which the election is made, and the number of shares awarded is calculated based on the closing price of Bally common stock on the grant date.

Treatment upon Termination of Service.    If a director's service terminates for any reason, including, but not limited to, death, disability and retirement, before the first anniversary of the grant date, as of the termination date the restricted stock award and/or RSU award will vest pro rata based on the number of days between the grant date and the termination date. The unvested portion of the restricted stock award will be cancelled as of the termination date. The vesting and exercise of vested and unvested stock options as of the termination date is governed by the terms of the 2010 LTIP or such other plan pursuant to which the options were granted.

Additional Compensation

The Company may grant non-employee directors both additional cash compensation and equity based awards as time commitments, responsibilities and other circumstances may warrant. Other than pursuant to Mr. Haddrill's Non-Executive Chairman Agreement, no such additional compensation was paid with respect to Fiscal Year 2014.

Director Stock Ownership Guidelines

The Board believes that non-employee directors should be stockholders and maintain significant holdings of Company common stock. Because generally a meaningful portion of each non-employee director's fees are paid in the form of equity-based awards, the Board believes that the use of ownership guidelines for non-employee directors is an appropriate and beneficial approach to providing additional motivation to act in the long-term best interests of stockholders.

Pursuant to the guidelines, each non-management director is required, within two years after their appointment or initial election (or by December 5, 2011, in the case of directors already in office as of October 4, 2010, the date the policy was adopted), to acquire and hold Company common stock with a market value equal to four times the base annual retainer payable to such director, not including supplemental committee retainers or fees, on the day of the director's appointment or election (or October 4, 2010, for directors already in office as of that date). The director is required to retain at least that amount of Company common stock throughout the director's tenure. If at any time the number of shares owned by a non-employee director drops below the requisite ownership level, the director shall be required to retain 100% of the net shares of any grants and payouts until the requisite ownership level is achieved. Net shares of common stock subject to options and grants of restricted stock, whether or not the restrictions have lapsed, are included in determining an individual's total ownership under the policy. As used in the policy, "net shares" means the number of shares of common stock remaining after selling shares to fund the payment of transaction costs and taxes owed as a result of vesting or exercise of the equity award (including income taxes), and, in the case of stock options, the exercise price of the options. The Board has discretion to grant relief from the policy in cases of hardship.

As of June 30, 2014, all of the non-employee directors satisfied the ownership guidelines.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of October 17, 2014, with respect to the beneficial ownership of the Company's common stock, which constitutes the Company's only outstanding class of voting securities, by (i) each person who, to the Company's knowledge based on a review of filings with the SEC, beneficially owned more than 5% of the outstanding shares of the Company's common stock, (ii) each director, (iii) the Named Executive Officers, and (iv) all of the Company's executive officers and directors as a group. The mailing address for each of the beneficial owners listed below is c/o Bally Technologies, Inc., 6601 South Bermuda Road, Las Vegas, Nevada 89119, unless noted otherwise.

Beneficial Owner	Amount of Beneficial Ownership	Percent of Class(1)
Greater than 5% Beneficial Owners
Neuberger Berman Group LLC(2)	3,055,498	8.07%
BlackRock Inc.(3)	2,462,800	6.51%
The Vanguard Group, Inc.(4)	2,387,612	6.31%
Directors
Robert Guido(5)	20,024	*
Michael Klayko(6)	1,900	*
Josephine Linden(7)	48,297	*
W. Andrew McKenna(8)	43,367	*
David Robbins(9)	362,527	*
Named Executive Officers
Richard M. Haddrill(10)	206,817	*
Neil Davidson(11)	62,981	*
Kathryn S. Lever(12)	6,922	*
Derik Mooberry(13)	52,490	*
John Connelly (14)	24,523	*
Ramesh Srinivasan(15)	100,543	*
All executive officers and directors as a group(16)	930,391	2.46%

*
Less than 1%.

(1)
Applicable percentage of ownership is based upon 37,849,396 shares of common stock outstanding as of October 17, 2014, and the relevant number of shares of common stock issuable upon exercise of stock options or other awards which are exercisable or have vested or will be exercisable or will vest within 60 days of October 17, 2014. Beneficial ownership includes voting and investment power with respect to shares. Except as otherwise indicated below, to our knowledge, all persons listed in the table have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law.

(2)
The amount shown and the information contained in this footnote are derived from the Schedule 13G of Neuberger Berman Group LLC, Neuberger Berman LLC, Neuberger Berman Management LLC and Neuberger Berman Equity Funds, (collectively, the "Neuberger Berman group"), dated February 13, 2014, which represents holdings as of December 31, 2013 and based on information provided by the Neuberger Berman group. The Neuberger Berman group has the shared power to vote (or direct the voting of) 3,048,090 shares and the shared power to dispose of all 3,055,498 shares.

(3)
The amount shown and the information contained in this footnote are derived from the Schedule 13G of Blackrock, Inc., dated January 17, 2014, which represents holdings as of December 31, 2013 and based on information provided by Blackrock, Inc. Blackrock, Inc. has the sole power to vote (or direct the voting of) 2,318,439 shares and the sole power to dispose of all 2,462,800 shares.

(4)
The amount shown and the information contained in this footnote are derived from the Schedule 13G of The Vanguard Group, Inc., dated February 6, 2014, which represents holdings as of December 31, 2013 and based on information provided by The Vanguard Group, Inc. The Vanguard Group, Inc. has the sole power to vote (or direct the voting of) 24,733 shares, the sole power to dispose of 2,365,679 shares and the shared power to dispose of 21,933 shares.

(5)
Includes 8,674 shares of common stock owned and 11,350 shares of common stock subject to stock options that are currently exercisable or will become exercisable within 60 days of October 17, 2014.

(6)
Includes 1,900 shares of common stock owned as of October 17, 2014.

(7)
Includes 19,936 shares of common stock owned and 28,361 shares of common stock subject to stock options that are currently exercisable or will become exercisable within 60 days of October 17, 2014.

(8)
Includes 15,006 shares of common stock owned and 28,361 shares of common stock subject to stock options that are currently exercisable or will become exercisable within 60 days of October 17, 2014.

(9)
Includes 309,285 shares of common stock owned and 53,242 shares of common stock subject to stock options that are currently exercisable or will become exercisable within 60 days of October 17, 2014. Excludes shares of common stock held by trusts for the benefit of Mr. Robbins's children for which Mr. Robbins does not act as a trustee, and for which shares Mr. Robbins has no voting or pecuniary interest and therefore disclaims beneficial ownership.

(10)
Includes 206,817 shares of common stock owned as of October 17, 2014.

(11)
Includes 30,481 shares of common stock owned and 32,500 shares of common stock subject to stock options that are currently exercisable or will become exercisable within 60 days of October 17, 2014.

(12)
Includes 6,922 shares of common stock owned as of October 17, 2014.

(13)
Includes 30,615 shares of common stock owned and 21,875 shares of common stock subject to stock options that are currently exercisable or will become exercisable within 60 days of October 17, 2014.

(14)
Includes 17,478 shares of common stock owned and 7,045 shares of common stock subject to stock options that are currently exercisable or will become exercisable within 60 days of October 17, 2014.

(15)
As previously disclosed in the Form 8-K filed by Bally on May 15, 2014, Mr. Srinivasan ceased to serve as Bally's Chief Executive Officer and President effective May 23, 2014. The information contained in this footnote is derived from the Form 4 filed on May 28, 2014 by Mr. Srinivasan, and based on information provided in the Form 4, Mr. Srinivasan beneficially owned 100,543 shares of common stock as of May 23, 2014.

(16)
Includes 747,657 shares of common stock owned and 182,734 shares of common stock subject to stock options that are currently exercisable or will become exercisable within 60 days of October 17, 2014.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

It is the Company's general policy not to enter into transactions with executive officers, directors, nominees for director, greater than 5% beneficial owners of the Company's common stock, or an immediate family member of any of the foregoing, regardless of the dollar amount involved. To the extent a related party has an interest in a transaction involving the Company or any of its subsidiaries, other than solely as a result of being an executive officer, director, nominee for director or beneficial owner of Company common stock, whether that interest is direct or indirect, the Board reviews such transaction to determine whether the transaction is in the best interests of the Company and its stockholders and whether it should be approved or ratified. In reviewing the transaction in question, the Board takes into account, among other factors it deems appropriate, the type of transaction, the extent of the related party's interest, and whether the transaction is on terms no less favorable to the Company or its subsidiary than the terms that would generally be agreed to with an unaffiliated third party under the same or similar circumstances. If a related party transaction is approved or ratified and will be ongoing, at the time of approval or ratification, the Board may establish guidelines for the Company's management to follow in its ongoing dealings with the related party in question. Thereafter, the Board, on at least an annual basis, reviews and assesses ongoing relationships with the related parties to see that they are in compliance with guidelines established by the Board and that the transaction generally remains appropriate.

All matters with respect to the review, approval, or ratification of related party transactions, including any guidelines for ongoing transactions, are evidenced in the minutes of the applicable meetings of the Board. No director participates in any discussion, approval, or ratification of a related party transaction for which he or she (or an immediate family member) is involved other than to provide all material information concerning the transaction to the Board.

BOARD AND COMMITTEE MEMBER INDEPENDENCE

The Board has affirmatively determined that current Board members Messrs. Guido, Klayko, McKenna and Robbins and Mrs. Linden meet the independence criteria of the NYSE listing standards. Mr. Haddrill is not independent because he is the Chief Executive Officer of the Company.

The Board has three committees: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Each Committee is composed entirely of independent directors, as that term is defined in the NYSE listing standards, and each member of the Audit Committee is independent as required under Section 301 of the Sarbanes-Oxley Act of 2002.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees paid to the Company's Independent Registered Public Accounting Firm

The following table presents the aggregate fees billed by the Company's principal independent registered public accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche

Tohmatsu, and their respective affiliates (collectively, the "Deloitte Entities") for services provided during fiscal years 2014 and 2013:

	2014	2013
Audit fees	$3,626,881	$2,050,304
Audit-related fees(1)	228,516	14,750
Tax fees(2)	1,988,877	873,670

Total fees	$5,844,274	$2,938,724

(1)
Consists primarily of fees paid for attestation services for regulatory reporting and due diligence work related to business combinations.

(2)
Consists primarily of fees paid for tax compliance, consultation and preparation services.

The Audit Committee reviews and approves all services to be provided by the Deloitte Entities. The Audit Committee has considered the effect of non-audit services on the independence of the Deloitte Entities, and does not believe that such independence has been impaired or otherwise compromised.

Pre-Approval Policy

Pursuant to the Audit Committee's pre-approval policies and procedures for certain audit and non-audit services, the Company's independent registered public accounting firm cannot be engaged to provide any audit and non-audit services to the Company unless the engagement is pre-approved by the Audit Committee in compliance with the Sarbanes Oxley Act of 2002. All services related to the fees set forth in the table above were pre-approved by the Audit Committee pursuant to this pre-approval policy.

 PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this amended report:

Exhibit Number	Description
10.1*	Employment Agreement dated April 29, 2011, between Shuffle Master, Inc. and Kathryn S. Lever.
10.2*	Amendment to Employment Agreement dated November 25, 2013, between Bally Technologies, Inc. and Kathryn S. Lever.
10.3*	Second Amendment to Employment Agreement dated May 13, 2014, between Bally Technologies, Inc. and Kathryn S. Lever.
10.4*	Third Amendment to Employment Agreement dated June 19, 2014, between Bally Technologies, Inc. and Kathryn S. Lever.
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a).
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*
Denotes management contract or compensatory plan or arrangement.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLY TECHNOLOGIES, INC.	DATED:	October 20, 2014
By	/s/ RICHARD HADDRILL Richard Haddrill Chief Executive Officer (Principal Executive Officer)
/s/ NEIL P. DAVIDSON Neil P. Davidson Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

QuickLinks

Explanatory Note
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
BOARD OF DIRECTORS
EXECUTIVE OFFICERS
  ITEM 11. EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
COMPENSATION COMMITTEE REPORT
Compensation Committee Interlocks and Insider Participation
EXECUTIVE COMPENSATION
DIRECTOR COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
SIGNATURES