Form 10-Q
period 2014-09-30
BALLY TECHNOLOGIES, INC.
filed 2014-10-31
CIK 2491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares of Common Stock, $0.10 par value, outstanding as of October 27, 2014, was 38,371,000 which does not include 27,800,000 shares held in treasury.

PART I

ITEM 1.                                       FINANCIAL STATEMENTS

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	June 30, 2014
	(in 000s, except par value amount)
ASSETS
Current assets:
Cash and cash equivalents	$74,417	$77,439
Restricted cash	14,069	17,179
Accounts and notes receivable, net of allowances for doubtful accounts of $16,541 and $14,806	289,851	314,119
Inventories	96,938	82,289
Prepaid and refundable income tax	19,105	21,938
Deferred income tax assets	37,504	36,934
Deferred cost of revenue	12,541	15,723
Prepaid assets	23,568	21,800
Other current assets	14,885	6,013
Total current assets	582,878	593,434
Restricted long-term cash and investments	19,247	93,977
Long-term accounts and notes receivables, net of allowances for doubtful accounts of $909 and $929	43,579	50,329
Property, plant and equipment, net of accumulated depreciation of $76,996 and $74,158	70,104	70,218
Leased gaming equipment, net of accumulated depreciation of $240,447 and $248,086	121,980	131,504
Goodwill	1,016,675	1,003,377
Intangible assets, net	515,942	508,245
Deferred income tax assets	2,072	3,892
Income tax receivable	—	457
Deferred cost of revenue	2,716	6,989
Other assets, net	59,135	56,389
Total assets	$2,434,328	$2,518,811

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,555	$37,651
Accrued and other liabilities	95,285	115,010
Jackpot liabilities	10,579	11,726
Deferred revenue	37,141	43,161
Income tax payable	8,475	5,554
Current maturities of long-term debt	38,399	38,465
Total current liabilities	231,434	251,567
Long-term debt, net of current maturities	1,842,671	1,886,953
Deferred revenue	6,404	20,209
Other income tax liability	10,218	10,355
Deferred income tax liabilities	113,700	110,899
Other liabilities	40,467	32,907
Total liabilities	2,244,894	2,312,890
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $.10 par value; 100,000 shares authorized; 66,145 and 66,047 shares issued and 38,345 and 38,694 outstanding	6,607	6,595
Treasury stock at cost, 27,800 and 27,353 shares	(1,161,893)	(1,134,407)
Additional paid-in capital	604,188	593,427
Accumulated other comprehensive loss	(34,241)	(5,423)
Retained earnings	773,784	744,939
Total Bally Technologies, Inc. stockholders’ equity	188,445	205,131
Noncontrolling interests	989	790
Total stockholders’ equity	189,434	205,921
Total liabilities and stockholders’ equity	$2,434,328	$2,518,811

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	September 30,
	2014	2013
	(in 000s, except per share amounts)
Revenues:
Gaming equipment and systems	$186,228	$147,387
Product lease, operation and royalty	134,577	101,902
	320,805	249,289
Costs and expenses:
Cost of gaming equipment and systems (1)	71,257	54,506
Cost of product lease, operation and royalty(1)	37,718	30,619
Selling, general and administrative	93,170	72,427
Research and development costs	34,425	29,504
Depreciation and amortization	21,793	5,265
	258,363	192,321
Operating income	62,442	56,968
Other income (expense):
Interest income	1,588	2,481
Interest expense	(18,338)	(4,427)
Other, net	(400)	(900)
Income from operations before income taxes	45,292	54,122
Income tax expense	(16,248)	(16,172)
Net income	29,044	37,950
Less net income attributable to noncontrolling interests	199	166
Net income attributable to Bally Technologies, Inc.	$28,845	$37,784

Basic and diluted earnings per share attributable to Bally Technologies, Inc.:
Basic earnings per share	$0.76	$0.98
Diluted earnings per share	$0.75	$0.97

Weighted average shares outstanding:
Basic	37,796	38,381
Diluted	38,266	39,091

(1)         Cost of gaming equipment and systems and product lease, operation and royalty exclude amortization related to intangible assets which are included in depreciation and amortization.

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	September 30,
	2014	2013
	(in 000s)
Net Income	$29,044	$37,950

Other comprehensive income (loss):
Foreign currency translation adjustment before income taxes	(30,721)	(235)
Income tax benefit	425	—
Foreign currency translation adjustment	(30,296)	(235)

Unrealized gain (loss) on derivative financial instruments before income taxes	2,273	299
Income tax (expense) benefit	(795)	(105)
Unrealized gain (loss) on derivative financial instruments	1,478	194

Total other comprehensive income (loss), net of income taxes	(28,818)	(41)

Comprehensive income	226	37,909
Less: comprehensive income attributable to noncontrolling interests	199	166
Comprehensive income attributable to Bally Technologies, Inc.	$27	$37,743

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

	Common Stock		Treasury	Additional Paid-In	Accumulated Other Comprehensive Income (Loss)	Retained	Noncontrolling	Total Stockholders’
	Shares	Dollars	Stock	Capital	(“OCI”)	Earnings	Interests	Equity
	(in 000’s)
Balances at June 30, 2013	65,318	$6,523	$(1,058,381)	$535,759	$(10,692)	$646,339	$(376)	$119,172
Net income	—	—	—	—	—	37,784	166	37,950
Foreign currency translation adjustment	—	—	—	—	(235)	—	—	(235)
Unrealized loss on derivative financial instruments, net of tax	—	—	—	—	194	—	—	194
Total comprehensive income	—	—	—	—	—	—	—	$37,909
Issuance and receipt of restricted stock, ESPP shares, stock options and related tax and tax benefit	154	16	(1,068)	7,491	—	—	—	6,439
Settlement of accelerated share repurchase forward contract	—	—	(22,500)	22,500	—	—	—	—
Share-based compensation	—	—	—	3,462	—	—	—	3,462
Balances at September 30, 2013	65,472	$6,539	$(1,081,949)	$569,212	$(10,733)	$684,123	$(210)	$166,982

Balances at June 30, 2014	66,047	$6,595	$(1,134,407)	$593,427	$(5,423)	$744,939	$790	$205,921
Net income	—	—	—	—	—	28,845	199	29,044
Foreign currency translation adjustment, net of tax	—	—	—	—	(30,296)	—	—	(30,296)
Unrealized loss on derivative financial instruments, net of tax	—	—	—	—	1,478	—	—	1,478
Total comprehensive income	—	—	—	—	—	—	—	$226
Issuance and receipt of restricted stock, ESPP shares, stock options and related tax and tax benefit	98	12	(3,874)	6,881	—	—	—	3,019
Purchase of common stock for treasury	—	—	(23,612)	—	—	—	—	(23,612)
Share-based compensation	—	—	—	3,880	—	—	—	3,880
Balances at September 30, 2014	66,145	$6,607	$(1,161,893)	$604,188	$(34,241)	$773,784	$989	$189,434

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2014	2013
	(in 000s)
Cash flows from operating activities:
Net income	$29,044	$37,950
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,681	22,051
Amortization of deferred debt issuance costs	1,522	517
Share-based compensation	3,880	3,462
Provision for doubtful accounts	4,040	661
Inventory write-downs	206	1,530
Income tax benefit	(5)	(3,169)
Excess tax benefit of stock option exercises	(2,852)	(1,852)
Other	84	46
Change in operating assets and liabilities:
Accounts and notes receivable	34,738	(8,495)
Inventories	(22,188)	(9,962)
Prepaid and refundable income tax and income tax payable	9,164	12,059
Other current assets and other assets	(13,185)	(2,614)
Accounts payable	4,007	8,075
Accrued liabilities and jackpot liabilities	(27,518)	(4,934)
Deferred revenue and deferred cost of revenue	(11,670)	(748)
Net cash provided by operating activities	50,948	54,577
Cash flows from investing activities:
Acquisitions, net of cash acquired	(51,318)	—
Capital expenditures	(5,927)	(5,232)
Restricted cash and investments	77,907	(648)
Financing provided to customer	(5,000)	—
Payments received from development financing	1,521	1,404
Additions to other long-term assets	(3,189)	(745)
Net cash provided by (used in) investing activities	13,994	(5,221)
Cash flows from financing activities:
Proceeds from revolving credit facility	5,000	—
Payments on revolving credit facility	(40,000)	(45,000)
Payments on long-term debt and capital leases	(9,635)	(5,658)
Capitalized debt issuance costs	—	(1,350)
Acquisition-related contingent consideration	(200)	(131)
Purchase of treasury stock	(27,486)	(1,068)
Excess tax benefit of stock option exercises	2,852	1,852
Proceeds from exercise of stock options and employee stock purchases	4,065	5,622
Net cash used in financing activities	(65,404)	(45,733)

Effect of exchange rate changes on cash	(2,560)	(627)

Cash and cash equivalents:
Increase (decrease) for period	(3,022)	2,996
Balance, beginning of period	77,439	63,220
Balance, end of period	$74,417	$66,216

See accompanying notes to unaudited condensed consolidated financial statements.

BALLY TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental information is related to the unaudited condensed consolidated statements of cash flows:

	Three Months Ended September 30,
	2014	2013
	(in 000s)
Cash paid for interest	$16,355	$4,386
Cash paid for income taxes, net of refunds	7,015	7,196

Non-cash investing and financing transactions:
Transfer of inventory to leased gaming equipment (1)	$14,386	$13,172
Reclassify leased gaming equipment to inventory (1)	5,326	3,567

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

Bally, a Nevada corporation, is a diversified global gaming supplier that designs, manufactures, operates and distributes electronic gaming machines (“EGMs”), networked and casino-management systems and interactive applications, and table game products that drive revenue and provide operating efficiencies for gaming operators. The Company supplies innovative hardware and games, including spinning-reel and video gaming devices, specialty gaming devices, automatic card shufflers, proprietary table game content and wide-area progressive systems. The Company’s casino-management technology solutions allow its customers to more effectively manage their operations using our wide range of marketing, data management and analysis, accounting, player tracking, security and other software applications and tools. Under its business-to-business model, the Company supports customers that include traditional land-based, riverboat, and Native American casinos, interactive, video lottery and central determination markets.

On August 1, 2014, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Scientific Games Corporation (“Scientific Games”), Scientific Games Nevada, Inc., a wholly owned subsidiary of Scientific Games (“Merger Sub”), and Scientific Games International, Inc., providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Scientific Games. Upon consummation of the Merger, on the terms and subject to the conditions set forth in the Merger Agreement, each issued and outstanding share of Bally common stock will be automatically cancelled and converted into the right to receive $83.30 in cash, without interest. Consummation of the Merger is subject to customary conditions, including without limitation (i) the approval of the Merger Agreement by the Company’s stockholders, (ii) the expiration or early termination of the waiting period applicable to the consummation of the Merger under the HSR Act and (iii) the receipt of specified licenses, permits, and other approvals relating to Bally’s gaming operations. On August 20, 2014, the Company received notice of early termination of the waiting period under the HSR Act, and accordingly such condition has been satisfied. The Company will hold a special meeting of its stockholders on November 18, 2014 to vote on the approval of the Merger Agreement and certain other related matters described in the definitive proxy statement filed by the Company on October 20, 2014. The Merger will be financed with debt and cash on hand and Scientific Games has obtained committed debt financing for the transaction, which is not subject to a financing contingency. The Merger is currently expected to be completed prior to the end of calendar year 2014.

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

Business Combinations

The Company applies the provisions of ASC 805, Business Combinations, in the accounting for acquisitions. It requires the Company to recognize separately from goodwill the assets acquired and the liabilities assumed, at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. Significant estimates and assumptions are required to value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable. These estimates are inherently uncertain and subject to refinement and typically include the calculation of an appropriate discount rate and projection of the cash flows associated with each acquired asset. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. In addition, deferred tax assets, deferred tax liabilities, uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. The Company reevaluates these items quarterly based upon facts and circumstances that existed as of the acquisition date and any adjustments to its preliminary estimates are recorded to goodwill if identified within the measurement period. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the unaudited condensed consolidated statements of operations.

Restructuring and acquisition-related costs

The Company recognizes a liability for restructuring and acquisition-related costs when the liability is incurred. Restructuring accruals are based upon management estimates at the time they are recorded. These estimates can change depending upon changes in facts and circumstances subsequent to the date the original liability was recorded. The components of restructuring charges relate primarily to executive transition costs, inventory and fixed assets write-offs and non-cancelable lease costs related to excess facilities. There were no changes in the estimated original liability and restructuring liabilities were immaterial as of September 30, 2014. Severance- related charges were accrued when it is determined that a liability has been incurred, which is generally when individuals have been notified of their termination dates and expected severance payments. Acquisition-related costs included financial advisory, legal and debt fees; accounting, consulting, and professional fees associated with due diligence, valuation and integration; severance; and adjustments related to step-up in inventory basis and amortization of purchased intangible assets.

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

As of September 30, 2014 and June 30, 2014, the following foreign currency contracts were outstanding:

•	euro forward contracts for a total of $55.9 million and $60.0 million, respectively, or the notional equivalent of €44.0 million were outstanding;

•	pound sterling forward contracts for a total of $8.9 million and $9.4 million, respectively, or the equivalent of £5.5 million were outstanding;

•	Canadian dollar forward contracts for a total of $9.0 million and $12.6 million, respectively, or the equivalent of C$10.0 million and C$13.5 million, respectively, were outstanding; and

•	Australian dollar forward contracts for a total of $41.9 million and $44.8 million, respectively, or the equivalent of A$49.0 million were outstanding.

The Company may use interest rate derivatives to manage the interest expense generated by variable rate debt and foreign currency derivatives to manage foreign exchange risk. The interest rate derivatives are accounted for as cash flow hedges. The foreign currency derivatives are not designated as accounting hedges and thus the gains or losses resulting from changes in the fair value of such forward contracts are reported in other income (expense) in the unaudited condensed consolidated statements of operations, and generally offset the gains and losses associated with the underlying foreign-currency-denominated balances, which are also reported in other income (expense).

Acquisition contingent consideration payable related to the earn-out payment for Dragonplay is dependent on exceeding certain earnings performance measurements (see Note 2 to the unaudited condensed consolidated financial statements, Business Combinations). The liability was valued with a Monte Carlo simulation model using expected performance of Dragonplay adjusted for projected volatility of 50%. Changes in the expected performance and volatility are the most significant assumptions and would result in directionally similar changes in the fair value. The fair value of the contingent consideration payable did not change during the three months ended September 30, 2014.

The Company’s derivative financial instruments and acquisition contingent consideration payable are measured at fair value on a recurring basis, and the balances were as follows:

	Fair Value Measurements Using Input Type
	Level 1	Level 2	Level 3
	(in 000s)
As of September 30, 2014:
Assets:
Other current assets:
Foreign currency derivative financial instrument	$—	$5,200	$—
Other assets, net:
Foreign currency derivative financial instrument	$—	$1,964	$—
Liabilities:
Accrued and other liabilities:
Interest rate derivative financial instrument	$—	$4,033	$—
Other liabilities:
Interest rate derivative financial instrument	$—	$10,568	$—
Acquisition contingent consideration payable	$—	$—	$10,000

As of June 30, 2014:
Assets:
Other current assets:
Foreign currency derivative financial instrument	$—	$111	$—
Liabilities:
Accrued and other liabilities:
Foreign currency derivative financial instrument	$—	$498	$—
Interest rate derivative financial instrument	$—	$4,334	$—
Other liabilities:
Interest rate derivative financial instrument	$—	$12,540	$—

The valuation techniques used to measure the fair value of the derivative financial instruments above in which the counterparties have high credit ratings, were derived from pricing models, such as discounted cash flow techniques, with all significant inputs derived from or corroborated by observable market data. The Company’s discounted cash flow techniques use observable market inputs, such as LIBOR-based yield curves and foreign currency forward rates. See Note 6 to the unaudited condensed consolidated financial statements, Long-Term Debt.

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

The impact of the cash flow hedge and non-designated foreign currency derivatives on the unaudited condensed consolidated financial statements is depicted below:

Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Loss Recognized in Income on Derivative (Ineffective Portion)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion)
	(in 000s)
For the three months ended September 30, 2014:
Interest rate swap agreement	$1,087	Interest expense	$(1,186)	Interest expense	$—
For the three months ended September 30, 2013:
Interest rate swap agreement	$(985)	Interest expense	$(1,284)	Interest expense	$—

	Amount of Gain (Loss) Recognized in Other Income (Expense)
	(in 000s)
Non-Designated Derivative	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
Foreign Currency Forward Contracts	$7,715	$(1,429)

The pre-tax changes in other comprehensive income are as follows:

	Amount
	(in 000s)
Interest Rate Derivative Financial Instrument OCI Rollforward:	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
Beginning balance	$(16,874)	$(9,616)
Amount recognized in OCI on derivative	1,087	(985)
Amount reclassified from OCI into income	1,186	1,284
Unrealized loss on derivative financial instruments	$(14,601)	$(9,317)

The following tables reconcile the net fair values of assets and liabilities, subject to offsetting arrangements that are recorded in the unaudited condensed consolidated balance sheets:

	Offsetting of Derivative Assets
		Gross Amounts Offset in the Unaudited	Net Amounts of Assets Presented in the Unaudited	Gross Amounts Not Offset in the Unaudited Condensed Consolidated Balance Sheets
Description	Gross Amounts of Recognized Assets	Condensed Consolidated Balance Sheets	Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in 000s)
As of September 30, 2014:
Foreign currency derivative financial instruments	$7,164	$—	$7,164	$—	$—	$7,164

As of June 30, 2014:
Foreign currency derivative financial instrument	$111	$—	$111	$(111)	$—	$—

	Offsetting of Derivative Liabilities
		Gross Amounts Offset in the Unaudited	Net Amounts of Liabilities Presented in the Unaudited	Gross Amounts Not Offset in the Unaudited Condensed Consolidated Balance Sheets
Description	Gross Amounts of Recognized Liabilities	Condensed Consolidated Balance Sheets	Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in 000s)
As of September 30, 2014:
Interest rate derivative financial instrument	$(14,601)	$—	$(14,601)	$—	$—	$(14,601)

As of June 30, 2014:
Foreign currency derivative financial instruments	$(498)	$—	$(498)	$111	$—	$(387)
Interest rate derivative financial instrument	$(16,874)	$—	$(16,874)	$—	$—	$(16,874)

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

Inventories

Inventories are stated at the lower of cost, determined on a first in, first out basis, or market. Cost elements included in work-in-process and finished goods include raw materials, direct labor and manufacturing overhead. Inventories consist of the following:

	September 30, 2014	June 30, 2014
	(in 000s)
Raw materials	$63,798	$56,940
Work-in-process	1,682	232
Finished goods	31,458	25,117
Total	$96,938	$82,289

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

The Company recorded inventory write-downs totaling $0.2 million and $1.5 million during the three months ended September 30, 2014 and 2013, respectively.

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

Multiple Element Arrangements. The Company enters into revenue arrangements that may consist of multiple deliverables of its products and services. For example, customers may enter into arrangements with the Company for the implementation of casino-management systems, which will generally include a combination of casino-management systems software licenses, systems- based hardware products, maintenance and product support fees, and professional services. Certain gaming equipment arrangements may also include the sale of gaming devices and game content conversion kits.

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

Recently adopted accounting pronouncements

On July 1, 2014, the Company adopted new accounting guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The new guidance was applied prospectively and had no impact on the Company’s consolidated results of operations, financial condition and cash flows.

On July 1, 2014, the Company adopted new accounting guidance requiring the release of cumulative translation adjustment into net income when an entity either sells a part or all of its investment in or no longer holds a controlling financial interest in a foreign entity. The new guidance was applied prospectively and had no impact on the Company’s consolidated results of operations, financial condition and cash flows.

On July 1, 2014, the Company adopted new accounting guidance that changes the threshold for reporting discontinued operations and adds new disclosures. The new guidance defines a discontinued operation as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale. The guidance had no impact on the Company’s consolidated results of operations, financial condition and cash flows because there were no disposals of a component since July 1, 2014.

Recently issued accounting pronouncements not yet adopted

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

The standard will be effective for the Company in its fiscal year 2018 first quarter. The standard allows for adoption under either “full retrospective” in which prior periods presented are recast under the new guidance or “modified retrospective” in which it would be applied only to the most current period presented along with a cumulative-effect adjustment at the date of adoption. The Company is currently evaluating the impact that this standard will have on our financial statements.

In August 2014 the FASB issued new guidance regarding the Company’s responsibility for disclosure of uncertainties about an entity’s ability to continue as a going concern. The provisions state that the Company should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued. If conditions or events are identified, such should be disclosed with the Company’s plans to respond to the conditions or events. The standard will be effective for the Company in its fiscal year 2017 and is not expected to have a significant impact the Company’s financial statements or disclosures.

The Company believes there is no additional new accounting guidance adopted but not yet effective that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on its financial reporting.

2.                                      BUSINESS COMBINATIONS

SHFL entertainment, Inc.

On November 25, 2013, the Company completed the acquisition of 100% of the outstanding common stock of SHFL entertainment, Inc. (“SHFL”) for total purchase consideration of $1.38 billion (the “Acquisition”). The Acquisition was funded primarily from proceeds of a new Term Loan B and borrowings from the Company’s existing Revolving Credit Facility (see Note 6 to the unaudited condensed consolidated financial statements, Long-Term Debt). The Acquisition has provided the Company with a more diversified suite of products and has increased its product development talent. Additionally, the Acquisition has achieved synergies, including, but not limited to, cost savings from economies of scale, more efficient supply chain and distribution channels and the acceleration of revenue through greater access to international markets.

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

Trademark and core technology for the EGM and Electronic Table System (“ETS”) operating systems, and table game products were valued using the relief-from-royalty method, a form of the income approach (Level 3). The relief-from-royalty method estimates the cost savings that accrue to the owner of an intangible asset that would otherwise be payable as royalties or license fees on revenues earned through the use of the asset. The royalty rate is based on an analysis of empirical, market-derived royalty rate for similar assets. The royalty rates and discount rates utilized to estimate the fair value of these intangible assets ranged from 3% to 15%, and 9.5% to 15%, respectively.

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

Also reflected in the quarter ended September 30, 2013 are adjustments for the removal of acquisition-related costs of $11.2 million. All adjustments utilize an effective tax rate of 35.5%.

Three Months Ended September 30, 2013 (in 000s, except per share amounts)
Revenues	$323,059
Net income attributable to Bally Technologies, Inc.	$33,766
Basic earnings per share	$0.88
Diluted earnings per share	$0.86

Dragonplay, Ltd.

On July 1, 2014, the Company completed the acquisition of 100% of Dragonplay Ltd. (“Dragonplay”), an online social casino company headquartered in Tel Aviv, Israel. The Company funded the transaction from cash on hand and proceeds from the Revolving Credit Facility. This acquisition establishes the Company’s position in social gaming and provides added distribution channels for the Company’s slot and table game content.

Total initial consideration included $51.3 million cash plus $34.9 million for net working capital. Additional earn-out consideration and employee retention payments, not to exceed $48.7 million, may be due over the following 18 months subject to achievement of certain financial performance targets.

The Company utilized the Monte Carlo simulation model to estimate the fair value of the earn-out consideration of $10.0 million.

The total purchase consideration for Dragonplay was preliminarily allocated as follows:

(in 000s)
Tangible assets	$37,792
Goodwill (non-deductible for tax purposes)	33,062
Purchased intangible assets	34,100
Liabilities	(8,730)
Net assets acquired	$96,224

Goodwill pertains to Dragonplay assembled workforce. Intangible assets relate primarily to core technology and content that will be amortized over 5 years.

The financial results for Dragonplay have been included in our unaudited condensed consolidated financial statements since the date of acquisition and acquisition-related expenses recorded in selling, general and administrative expense were $0.4 million for the three months ended September 30, 2014. Pro forma results of operations have not been presented because the effect of the acquisition was not material to our prior period consolidated financial results.

3.             EARNINGS PER SHARE

Basic earnings per share are computed by dividing earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflect the additional dilution from all potentially dilutive securities. The following computation of basic and diluted earnings per share applicable to the Company’s common stock is as follows:

	Three Months Ended September 30,
	2014	2013
	(in 000s, except per share amounts)

Net income attributable to Bally Technologies, Inc.	$28,845	$37,784

Weighted average shares outstanding	37,796	38,381
Dilutive effect of:
Stock options, Restricted Stock Units (“RSU”) and restricted stock	470	710
Weighted average diluted shares outstanding	38,266	39,091

Basic and diluted earnings per share attributable to Bally Technologies, Inc.
Basic earnings per share	$0.76	$0.98

Diluted earnings per share	$0.75	$0.97

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

The Company’s accounts and notes receivable were as follows:

	Accounts and Notes Receivable as of September 30, 2014			Accounts and Notes Receivable as of June 30, 2014
	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment	Ending Balance	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
	(in 000s)
Contract term less than one year:
Trade and other receivables, current	$217,041	$12,049	$204,992	$224,580	$8,963	$215,617

Contract term greater than one year:
Trade receivables, current	77,290	58,141	19,149	90,663	72,685	17,978
Trade receivables, noncurrent	28,542	11,547	16,995	26,688	9,469	17,219
	105,832	69,688	36,144	117,351	82,154	35,197

Lease receivables, current	5,469	5,469	—	7,965	7,965	—
Lease receivables, noncurrent	2,321	2,321	—	12,403	12,403	—
	7,790	7,790	—	20,368	20,368	—

Notes receivable, current	6,592	6,592	—	5,717	5,717	—
Notes receivable, noncurrent	13,625	13,625	—	12,167	12,167	—
	20,217	20,217	—	17,884	17,884	—

Total current	306,392	82,251	224,141	328,925	95,330	233,595
Total noncurrent	44,488	27,493	16,995	51,258	34,039	17,219
Total	$350,880	$109,744	$241,136	$380,183	$129,369	$250,814

The activity related to the allowance for doubtful accounts for the quarter ended September 30, 2014 is summarized below:

	Allowance for Doubtful Accounts
	Beginning Balance as of June 30, 2014	Charge- offs	Recoveries	Provision	Ending Balance as of September 30, 2014	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
	(in 000s)
Contract term less than one year:
Trade and other receivables, current	$(4,971)	$314	$—	$(1,926)	$(6,583)	$(3,993)	$(2,590)

Contract term greater than one year:
Trade receivables, current	(9,835)	544	1,264	(1,931)	(9,958)	(8,809)	(1,149)
Trade receivables, noncurrent	(929)	84	119	(183)	(909)	—	(909)
	(10,764)	628	1,383	(2,114)	(10,867)	(8,809)	(2,058)

Lease receivables, current	—	—	—	—	—	—	—
Lease receivables, noncurrent	—	—	—	—	—	—	—
	—	—	—	—	—	—	—

Notes receivable, current	—	—	—	—	—	—	—
Notes receivable, noncurrent	—	—	—	—	—	—	—
	—	—	—	—	—	—	—

Total current	(14,806)	858	1,264	(3,857)	(16,541)	(12,802)	(3,739)
Total noncurrent	(929)	84	119	(183)	(909)	—	(909)
Total	$(15,735)	$942	$1,383	$(4,040)	$(17,450)	$(12,802)	$(4,648)

The activity related to the allowance for doubtful accounts for the quarter ended September 30, 2013 is summarized below:

	Allowance for Doubtful Accounts
	Beginning Balance as of June 30, 2013	Charge- offs	Recoveries	Provision	Ending Balance as of September 30, 2013	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
	(in 000s)
Contract term less than one year:
Trade and other receivables, current	$(4,505)	$24	$—	$321	$(4,160)	$(1,224)	$(2,936)

Contract term greater than one year:
Trade receivables, current	(10,308)	3	560	(367)	(10,112)	(7,712)	(2,400)
Trade receivables, noncurrent	(1,764)	10	—	(615)	(2,369)	(655)	(1,714)
	(12,072)	13	560	(982)	(12,481)	(8,367)	(4,114)

Lease receivables, current	—	—	—	—	—	—	—
Lease receivables, noncurrent	—	—	—	—	—	—	—
	—	—	—	—	—	—	—

Notes receivable, current	—	—	—	—	—	—	—
Notes receivable, noncurrent	—	—	—	—	—	—	—
	—	—	—	—	—	—	—

Total current	(14,813)	27	560	(46)	(14.272)	(8,936)	(5,336)
Total noncurrent	(1,764)	10	—	(615)	(2,369)	(655)	(1,714)
Total	$(16,577)	$37	$560	$(661)	$(16,641)	$(9,591)	$(7,050)

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

The following summarizes the aging of past due receivables, excluding trade accounts receivable with a contract term less than one year, as of September 30, 2014:

	1 to 90 Days Past Due	91 to 180 Days Past Due	181 + Days Past Due	Total Past Due	Current	Total Receivable	Recorded Investment in Receivables on Nonaccrual Status	Recorded Investment 90 Days and Accruing
	(in 000s)
Trade receivables	$5,420	$2,263	$7,566	$15,249	$90,583	$105,832	$15,249	$—
Lease receivables	—	—	—	—	7,790	7,790	—	—
Notes receivable	—	—	—	—	20,217	20,217	—	—
Total	$5,420	$2,263	$7,566	$15,249	$118,590	$133,839	$15,249	$—

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

Impairment is recognized when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of a note arrangement. There were no recorded investments in impaired loans as of September 30, 2014 and June 30, 2014.

The fair value of accounts and notes receivable, net, is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers, with similar credit ratings and remaining maturities. As of September 30, 2014 and June 30, 2014, the fair value of the accounts and notes receivable, net, approximated the carrying value.

5.             GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the three months ended September 30, 2014 are as follows:

(in 000s)
Balance at June 30, 2014	$1,003,377
Acquisition of Dragonplay	33,062
Foreign currency translation adjustment	(19,764)
Balance at September 30, 2014	$1,016,675

Intangible Assets

		September 30, 2014			June 30, 2014
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in 000s)
Computer software	2 - 5	$54,848	$(40,315)	$14,533	$51,392	$(39,229)	$12,163
License rights	3 - 13	16,006	(11,526)	4,480	16,108	(10,921)	5,187
Trademarks	5 - 10	12,006	(3,584)	8,422	9,430	(3,104)	6,326
Core technology and content	4 – 18(1)	504,297	(63,362)	440,935	487,473	(51,790)	435,683
Customer relationships	7	43,410	(5,429)	37,981	43,572	(3,737)	39,835
Contracts	2 - 10	10,943	(10,686)	257	10,943	(10,651)	292
Other intangibles	3 - 5	2,268	(434)	1,834	2,187	(928)	1,259
Total finite lived intangible assets		$643,778	$(135,336)	$508,442	$621,105	$(120,360)	$500,745
Trademark	indefinite	7,500	—	7,500	7,500	—	7,500
Total		$651,278	$(135,336)	$515,942	$628,605	$(120,360)	$508,245

(1)                               Includes $46 million of in-process research and development assets that are not yet subject to amortization until they reach commercial feasibility.

Finite-lived intangible assets are amortized on a straight-line method. Total amortization expense related to finite lived intangible assets was $17.4 million and $2.1 million for the three months ended September 30, 2014 and 2013, respectively, which included computer software amortization expense of $1.5 million and $0.5 million for the three months ended September 30, 2014 and 2013, respectively.

The weighted average life of the Company’s total finite-lived intangible assets is approximately 9 years, which includes average lives of approximately 10 years for core technology and content and approximately 6 years for customer relationships. The Company’s indefinite-lived intangible asset of approximately $7.5 million was for one-time consideration given for a perpetual, worldwide license for the use of the Bally trademark in connection with the Company’s business.

Future amortization of finite lived intangible assets is scheduled as follows:

Year Ended June 30,	(in 000s)
2015 (remaining nine months of fiscal year)	$54,305
2016	70,788
2017	68,643
2018	67,143
2019	50,273
Thereafter	197,290
Total	$508,442

6.             LONG-TERM DEBT

	September 30,	June 30,
	2014	2014
	(in 000s)
Revolving credit facility	$735,000	$770,000
Term loan A	332,500	340,000
Term loan B, net of discounts of $6,900 and $7,189, respectively	813,457	815,239
Other, generally unsecured	113	179
Long-term debt	1,881,070	1,925,418
Less current maturities	(38,399)	(38,465)
Long-term debt, net of current maturities	$1,842,671	$1,886,953

As of September 30, 2014 and June 30, 2014, there was approximately $335 million and $300 million, respectively, of undrawn availability under the Revolving Credit Facility. Availability under the Revolving Credit Facility is reduced to the extent of outstanding letters of credit.

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

On May 27, 2014, the Company entered into an incremental joinder agreement and Amendment No. 2 (the “Second Amendment”) to its Amended and Restated Credit Agreement. The Second Amendment increased the borrowing capacity of the Revolving Credit Facility by $370 million, extended the maturity date of Term Loan A and Revolving Credit Facility to May 27, 2019, and revised the leverage-based pricing grid. As a result of the Second Amendment, the Company wrote-off net debt issuance costs of $0.2 million.

In May 2014, the Company made a payment of $270 million on the Term Loan B. As a result of the payment, the Company wrote-off related net debt issuance costs of $4.7 million and discount to long-term debt of $2.4 million to other expense.

Term Loan A requires quarterly principal payments of $7.5 million from June 2014 through March 2016; and $5.0 million from June 2016 until the Term Loan A’s maturity in May 2019, when the remaining outstanding principal balance of $227.5 million is due. Term Loan B requires quarterly principal payments equal to $2.1 million until its maturity in November 2020, when the remaining outstanding principal balance of $770.6 million is due.

As of September 30, 2014 and June 30, 2014, the interest rate on the Revolving Credit Facility was 2.15%, the interest rate on the Term Loan A was 3.51% and 3.65%, respectively, and the interest rate on the Term Loan B was 4.25%, after giving effect to the floating-to-fixed interest rate swaps.

The Amended and Restated Credit Agreement is collateralized by substantially all of the Company’s domestic assets and is guaranteed by each of its domestic subsidiaries, excluding any noncontrolling interests, and is secured by a pledge agreement.

The fair value of long-term debt is estimated by discounting expected cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of September 30, 2014 and June 30, 2014, the fair value of long-term debt approximated the carrying value.

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

A breach of any of the covenants or the inability to comply with the required financial ratios could result in a default under the Amended and Restated Credit Agreement. In the event of any such default, the lenders could elect to declare all borrowings outstanding under the Amended and Restated Credit Agreement, together with any accrued interest and other fees, to be due and payable. If the Company was unable to repay the indebtedness upon its acceleration, the lenders could proceed against the underlying collateral. The Company was in compliance with the Amended and Restated Credit Agreement covenants as of September 30, 2014 and June 30, 2014.

Interest Rate Swap Agreements

Effective June 2011, the Company entered into a floating-to-fixed rate swap agreement with a maturity date of May 13, 2016 to fix a portion of the floating LIBOR-based debt under the Secured Credit Facility to fixed-rate debt at an interest rate of 2.09% (plus applicable margin). In October 2013, the Company entered into an additional floating-to-fixed rate swap agreement with a maturity of June 30, 2018 to fix an additional portion of the floating LIBOR-based debt of the Secured Credit Facility to fixed-rate debt at an interest rate of 2.04% (plus applicable margin). The interest swaps have accreting and subsequently amortizing notionals in order to hedge the targeted amount of debt over the life of the swaps. In January 2014, the Company entered into an additional floating-to-fixed rate swap agreement with a maturity of June 30, 2020 to fix an additional portion of the floating LIBOR-based debt of the Secured Credit Facility to fixed-rate debt at an interest rate of 3.00% (plus applicable margin) for $450 million of such debt, without any accreting or amortizing features. At September 30, 2014 and June 30, 2014, the swap agreements had notional values of $232.5 million and $240.0 million of active swaps and $550.0 million and $550.0 million of forward starting swaps, respectively.

The Company has documented and designated the interest rate swaps as cash flow hedges. Based on the assessment of effectiveness using statistical regression, the Company determined that the interest rate swaps are effective. Effectiveness testing of the hedge relationships and measurement to quantify ineffectiveness is performed each fiscal quarter using the hypothetical derivative method. As the interest rate swaps qualify as cash flow hedges, the Company adjusts the cash flow hedges on a quarterly basis to their fair values with a corresponding offset to accumulated Other Comprehensive Income (“OCI”) for all effective amounts and interest expense for all ineffective amounts. The interest rate swaps have been and are expected to remain highly effective for the life of the hedges. Effective amounts are reclassified to interest expense as the related hedged expense is incurred. As of September 30, 2014 and June 30, 2014, the Company had no ineffectiveness on its cash flow hedges. Amounts related to the swaps expected to be reclassified from OCI to interest expense in the next twelve months total $4.0 million. Additional information on the Company’s interest rate swaps as of September 30, 2014 is as follows:

Interest Rate Derivative Financial Instruments	Balance Sheet Location	Fair Value (in 000s)	Location of Offsetting Balance
Cash flow hedges	Accrued and other liabilities	$4,033
	Other liabilities	10,568
		$14,601	Accumulated other comprehensive income (before income taxes)

7.             SHARE-BASED COMPENSATION

Employee Stock Purchase Plan

The 2008 Employee Stock Purchase Plan (the “2008 ESPP”) provides that eligible employees are able to contribute up to 10% of their eligible earnings towards the quarterly purchase of the Company’s common stock. The employee’s purchase price is equal to 85% of the fair market value. During the three months ended September 30, 2014 and 2013, employees purchased 12,331 shares and 12,259 shares of common stock for approximately $0.8 million and $0.8 million, respectively, under the 2008 ESPP.

Share-Based Award Plans

Stock option activity as of and for the three months ended September 30, 2014 is summarized below:

		Weighted Average
	Shares	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
	(in 000s)	(per share)	(years)	(in 000s)
Balance outstanding as of June 30, 2014	783	$28.51		$29,150
Granted	—	—
Exercised	(122)	26.39
Forfeited or expired	(28)	40.93
Balance outstanding as of September 30, 2014	633	$28.35	2.06	$33,134
Exercisable as of September 30, 2014	578	$27.32	1.88	$30,836

Restricted stock and RSU activity as of and for the three months ended September 30, 2014 is summarized below:

	Restricted Stock	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value
	(in 000s)	(per share)	(in 000s)	(per share)
Balance outstanding as of June 30, 2014	583	$56.22	119	$56.08
Granted	5	69.21	1	64.93
Vested	(46)	43.22	—	—
Forfeited or expired	(36)	47.77	(40)	45.83
Balance outstanding as of September 30, 2014	506	$58.15	80	$61.21

Share-Based Compensation

The following table presents share-based compensation expense and related effect of the income tax benefit included in the Company’s unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,
	2014	2013
	(in 000s)
Selling, general and administrative	$2,737	$2,389
Research and development costs	1,109	1,044
Cost of gaming equipment and systems and gaming operations	34	29
Share-based compensation expense before tax	3,880	3,462
Income tax benefit	1,358	1,212
Net share-based compensation expense	$2,522	$2,250

As of September 30, 2014, there was $0.4 million of total unrecognized compensation expense related to the unvested portion of stock options which will be recognized over the subsequent 1.15 years. In addition, as of September 30, 2014, there was $26.9 million of total unrecognized compensation expense related to the unvested portion of restricted stock and RSUs which will be recognized over the subsequent 1.95 years.

8.             STOCKHOLDERS’ EQUITY

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

The ASR Program was originally accounted for as two separate transactions: (a) as shares of common stock acquired in a share repurchase transaction and (b) as a forward contract indexed to the Company’s common stock. The initial delivery of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net earnings per share from the effective date of the ASR Program. The Company determined that the forward contract indexed to its common stock met all of the applicable criteria for equity classification. As such, the Company recorded the $150 million of shares repurchased as a purchase of treasury stock of $127.5 million and a forward contract included in additional-paid-in-capital of $22.5 million as of June 30, 2013. On September 27, 2013, the forward contract was settled.

During the three months ended September 30, 2014, the Company repurchased 0.4 million shares of common stock for $23.6 million, under the share repurchase plan. There were no repurchases made under the share repurchase plan for the three months ended September 30, 2013. As of September 30, 2014, $78.9 million remained available under the plan for repurchase in future periods.

9.             INCOME TAXES

The provision for income taxes for interim periods is based on the current estimate of the annual effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and is adjusted as necessary for quarterly events. The effective income tax rate was 35.9% and 29.9% for the three months ended September 30, 2014 and 2013, respectively. The increase in the effective income tax rate for the three months ended September 30, 2014, when compared to the same period in 2013, is primarily attributable to the IRS settlement in the three months ended September 30, 2013 discussed below.

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

The IRS commenced examination of the Company’s United States federal income tax return for 2012 during fiscal year 2014. The Company files numerous consolidated and separate income tax returns in the United States and various state and foreign jurisdictions. In addition to the IRS examination above, the Company is currently under examination in certain states and foreign jurisdictions. With few exceptions, the Company is no longer subject to United States federal, state and local, or foreign income tax examinations for years before fiscal 2009.

As of September 30, 2014, the Company has $9.9 million related to uncertain tax positions, excluding related accrued interest and penalties, $9.8 million of which, if recognized, would impact the effective tax rate. As of September 30, 2014, the Company has $0.4 million accrued for the payment of interest and penalties.

It is reasonably possible that the Company’s amount of unrecognized tax benefits may decrease within the next twelve months by up to $5.0 million.

10.          COMMITMENTS AND CONTINGENCIES

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

In October 2012, SHFL Asia filed a lawsuit with a Macau court against the LT Game Plaintiffs and Paradise Entertainment, Inc. (collectively the “Paradise Defendants”), a company that the Company believes is the ultimate parent company of LT Game Limited and Natural Noble. This lawsuit seeks an injunction against the Paradise Defendants’ assertions of monopolistic rights. The lawsuit alleges, in part, that the Paradise Defendants cannot restrict SHFL Asia from selling or using multi-game terminal betting products in Macau by claiming to hold exclusivity rights on the selling or using of multi-game betting terminal products in Macau. A Trial Hearing began in June 2013 and concluded in November 2013. The injunction request was denied. In November 2013, an appeal of this interim injunction decision was filed by SHFL Asia to the Court of Second Instance. In July 2014, the case was dismissed by the Court of Second Instance, fundamentally on grounds that there is no sufficient evidence that the Paradise Defendants had claimed to have any monopolistic rights on the selling or using of multi-game betting products in Macau. The matter remains under dispute in the principal proceedings filed in connection with the injunction. The Company believes that it has a meritorious case and intends to continue to vigorously pursue this claim.

In November 2013, SHFL Asia displayed a SHFL FUSION Hybrid Table Game unit at the Macau Gaming Show. The LT Game Plaintiffs obtained an ex-parte interim injunction prohibiting SHFL Asia from taking any actions that would allegedly infringe a patent owned by Natural Noble during the Macau Gaming Show. As a result of this injunction, during the Macau Gaming Show, Macau customs officials covered the SHFL FUSION Hybrid Table Game unit for a period of time. In December 2013, an appeal of this interim injunction was filed by SHFL Asia to the Court of Second Instance. In July 2014, the Court of Second Instance decided on the merits of the appeal in favor of SHFL Asia, having therefore revoked the previous decision and thereby removing the injunction, fundamentally on grounds that no evidence has been produced on any patent infringement. In August 2014, the LT Game Plaintiffs filed an appeal to the Court of Final Instance. The Company believes that it has meritorious defenses and intends to vigorously pursue this matter.

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

Litigation Relating to the Merger.  The following complaints challenging the merger have been filed in the District Court of the Eighth Judicial District, County of Clark, Nevada (the “Nevada court”): (i) Shaev v. Bally Technologies, Inc., et al., No. A-14-705012-B; (ii) Crescente v. Bally Technologies, Inc., et al., No. A-14-705144-C; (iii) Lewandoski v. Bally Technologies, Inc., et al., No. A-14-705153-C; (iv) Rosenfeld v. Bally Technologies, Inc., et al., No. A-14-705162-B; (v) Stein v. Bally Technologies, et al., No. A-14-705338-B; and (vi) Hahm v. Bally Technologies, Inc., No. A-14-706234-C. Each of the actions is a putative class action filed on behalf of the public stockholders of Bally Technologies, Inc. and names as defendants Bally, its directors, Scientific Games, Merger Sub and Financing Sub. The complaints generally allege that the individual defendants breached their fiduciary duties in connection with their consideration and approval of the merger. Four of the six complaints also allege that all of the entity defendants aided and abetted the purported breaches by the individual defendants. Of the remaining two complaints, Shaev v. Bally Technologies, Inc., et al., alleges that Scientific Games, Merger Sub and Financing Sub aided and abetted the individual defendants’ purported breaches but makes no such claim against Bally, and Hahm v. Bally Technologies, Inc., et al., alleges that Bally alone aided and abetted the individual defendants’ purported breaches. The complaints seek, among other relief, to enjoin the merger.

On August 26, 2014, the Shaev, Crescente, Lewandoski, Rosenfeld and Stein actions were consolidated into a single proceeding under the caption In re Bally Technologies, Inc. Stockholders Litigation, No. A-14-705012-B (the “Nevada Action”). The Hahm action was consolidated into the Nevada Action after it was filed on August 27, 2014. On or about September 19, 2014, the plaintiffs served an amended consolidated class action complaint. On or about October 3, 2014, those plaintiffs filed a motion for expedited proceedings. On October 7, 2014, the defendants filed motions to dismiss the Nevada Action based on the plaintiffs’ failure to state a claim on which relief may be granted. On October 8, 2014, the plaintiffs in the Nevada Action withdrew their motion for expedited discovery and the parties entered into preliminary settlement discussions.

On October 17, 2014, following arm’s-length negotiations, the parties to the Nevada Action (the “Settling Parties”) entered into a Memorandum of Understanding (“MOU”) providing for the settlement in principle of all claims asserted in the Nevada Action on a class-wide basis, subject to certain confirmatory discovery by the plaintiffs in the Nevada Action and the approval of the Nevada court. While Bally believes that no further disclosure was required under applicable laws to supplement the preliminary proxy statement Bally filed with the SEC on September 8, 2014, Bally agreed, pursuant to the terms of the MOU, to make certain supplemental disclosures in the definitive proxy statement it filed on October 20, 2014.  Bally and the other named defendants entered into the MOU solely to avoid the costs, risks and uncertainties inherent in litigation and without admitting any liability or wrongdoing, and vigorously denied, and continue to vigorously deny, that they have committed any violation of law or engaged in any of the wrongful acts that were alleged in the Nevada Action. The MOU outlines the terms of the Settling Parties’ agreement in principle to settle and release all claims which were or could have been asserted in the Nevada Action.

The parties to the MOU have agreed promptly to enter into a stipulation of settlement that will be presented to the Nevada court for final approval. The stipulation of settlement will be subject to customary conditions, including approval by the Nevada court, which will consider the fairness, reasonableness and adequacy of the settlement. The stipulation of settlement will provide for, among other things, the conditional certification of the consolidated Nevada Action as a non-opt-out class action. The stipulation of settlement will provide for the release of any and all claims arising from the merger, subject to approval by the Nevada court. The release will not become effective until the stipulation of settlement is approved by the Nevada court, and there can be no assurance that the Settling Parties will ultimately enter into a stipulation of settlement or that the Nevada court will approve the settlement. In such event, or if the merger is not consummated for any reason, the proposed settlement will be null and void and of no force and effect. Payments made in connection with the settlement, which are subject to court approval, are not expected to be material. The settlement will not affect the consideration to be received by Bally’s stockholders in the merger or the timing of the anticipated closing of the merger.

The foregoing description of the MOU does not purport to be complete and is qualified in its entirety by reference to the MOU.

The outcome of the lawsuits cannot be predicted with any certainty. An adverse judgment for monetary damages could have a material adverse effect on the operations and liquidity of Bally. A preliminary injunction could delay or jeopardize the completion of the merger, and an adverse judgment granting permanent injunctive relief could indefinitely enjoin completion of the merger. All of the defendants believe that the claims asserted against them in the lawsuits are without merit.

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

11.          SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates in legalized casino gaming markets across the globe and provides state-of-the-art, value-add products in four distinct segments: (a) EGMs, which include the sale of gaming devices and related equipment, parts and conversion kits, (b) Gaming Operations, which include the operation of wide-area progressives, video lottery and centrally determined systems and the rental of gaming devices and content, (c) casino-management systems, which include the sale and support of computerized monitoring systems and related recurring hardware and software maintenance revenue, and (d) table game products, which include monthly royalties from proprietary table games as well as sale and lease of table utility products, including automatic card shufflers, deck checkers and roulette chip sorters. Our Chief Executive Officer is our Chief Operating Decision Maker (“CODM”).

The following is a summary of revenues and gross margin for each segment:

	Three Months Ended September 30,
	2014(1)	2013
	(in 000s)
Revenues:
EGMs	$94,186	$71,291
Gaming Operations	106,453	101,902
Systems	74,336	76,096
Table Products	45,830	—
Total revenues	$320,805	$249,289

Gross Margin(2):
EGMs	$48,828	$36,021
Gaming Operations	72,007	71,283
Systems	53,274	56,860
Table Products	37,721	—
Total gross margin	$211,830	$164,164

(1)                               Results for the three months ended September 30, 2014 include the Acquisition beginning on November 25, 2013 and the acquisition of Dragonplay beginning on July 1, 2014.

(2)                               Gross Margin excludes amortization related to intangible assets, which are included in depreciation and amortization.

Our CODM does not receive a report with a measure of total assets for each reportable segment as this information is not available or necessary for the CODM’s evaluation of segment performance. Therefore, the Company has not provided asset and capital expenditure information by reportable segment.

EGMs and Systems revenues and costs are included in Gaming equipment and systems revenues. Gaming Operations revenues and costs are included in Product lease, operation and royalty revenues.

Table Products revenues include $17.7 million and $28.1 million included in Gaming equipment and systems revenues and Product lease, operation and royalty revenues, respectively, for the three months ended September 30, 2014. Table Products gross margin includes $12.9 million and $24.8 million included in Gaming equipment and systems gross margin and Product lease, operation and royalty gross margin, respectively, for the three months ended September 30, 2014.

The Company has operations based primarily in the United States as well as significant sales and distribution offices based in Australia, Macau and Europe. The table below presents information as to the Company’s revenues and operating income by geographic region which is determined by country of destination:

	Three Months Ended September 30,
	2014(1)	2013
	(in 000s)
Revenues:
United States and Canada	$234,989	$219,012
International	85,816	30,277
Total revenues	$320,805	$249,289

Operating income:
United States and Canada	$48,135	$55,607
International	14,307	1,361
Total operating income	$62,442	$56,968

(1)           Results for the three months ended September 30, 2014 include the Acquisition beginning on November 25, 2013 and the acquisition of Dragonplay beginning on July 1, 2014.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We begin this section with a summary of our operations as of September 30, 2014. The overview is followed by a detailed analysis of our results of operations and our financial condition and liquidity as of and for the three months ended September 30, 2014 and 2013. References to “we,” “our,” “us,” or the “Company” refer to Bally Technologies, Inc. and its subsidiaries.

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

Although we believe the expectations reflected in any forward looking statements are reasonable, readers are cautioned that forward looking statements involve known and unknown risks and uncertainties, are not guarantees of future performance and that actual results, performance or achievements may differ materially from any future results, performance or achievements expressed or implied by such forward looking statements. These differences can arise as a result of the risks described in Item 1A, Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (the “2014 10-K”), as well as other factors such as the impact of competition, the impact of any prolonged downturn in the economy or the financial markets, our ability to service debt, product development, foreign operations, dependence on key personnel, the ability to integrate future acquisitions, regulation by gaming authorities, the outcome of pending litigation matters, gaming taxes, market risks, the Merger with Scientific Games and the potential adverse effects to our financial condition, results of operations or prospects.

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

On November 25, 2013, we completed the acquisition of SHFL entertainment, Inc. (the “Acquisition”) for total purchase consideration of $1.38 billion (see Note 2 to the unaudited condensed consolidated financial statements, Business Combinations). The Acquisition was funded primarily from proceeds of a new Term Loan B and borrowings from our existing Revolving Credit Facility (see Note 6 to the unaudited condensed consolidated financial statements, Long-Term Debt).

On July 1, 2014, we completed the acquisition of Dragonplay Ltd. (“Dragonplay”) for initial consideration of $51.3 million cash, net of cash acquired of $34.9 million. Additional earn-out consideration and employee retention payments, not to exceed $48.7 million, may be due during the 18 months following the acquisition date subject to achievement of certain financial performance targets.  The acquisition of Dragonplay was funded from cash on hand and proceeds from our existing Revolving Credit Facility.

We derive our revenue from the distribution of EGMs, casino-management systems and interactive applications, and table game products. The table below presents our business segments and the percentage of total revenue contributed by each segment:

	Three Months Ended September 30,
	2014(1)	% Rev	2013	% Rev
	(dollars in millions)
EGMs	$94.2	30%	$71.3	29%
Gaming Operations	106.5	33%	101.9	41%
Systems	74.3	23%	76.1	30%
Table Products	45.8	14%	—	—
	$320.8	100%	$249.3	100%

(1)           Results for the three months ended September 30, 2014 include the Acquisition and the acquisition of Dragonplay.

We operate in legalized gaming markets across the globe and provide state-of-the-art, value-add products in four distinct segments:

• EGM	—	Sale of gaming devices and related equipment, parts and conversion kits.
• Gaming Operations	—	Operation of linked progressive systems, video lottery and centrally determined systems, and the rental of gaming devices and content.
• Systems	—	Sale and support of specialized casino-management systems-based software, hardware and interactive products and related recurring maintenance revenue.
• Table Products	—	Monthly royalties from proprietary table game content as well as sale and lease of table utility products, including automatic card shufflers, deck checkers and roulette chip sorters.

Interactive products’ revenues are currently not material to the consolidated financial statements. We review certain financial measures in assessing our financial condition and operating performance not only in connection with creating our internal forecasts and in making comparisons to financial results from prior periods, but also in making comparisons to our competitors’ financial results. We focus on fluctuations in revenue, cost and gross margin and also pay close attention to changes in our consolidated operating income, net income, diluted earnings per share, adjusted earnings per share, Adjusted EBITDA (adjusted to remove the effect of asset charges and loss contingencies, restructuring and acquisition-related costs, and share-based compensation), cash flows from operations and free cash flow (cash flows from operating activities less capital expenditures) as they are key indicators of our success. We also measure changes in selling, general and administrative (“SG&A”) expenses as a percent of revenue, which indicate management’s ability to control costs, as well as changes in research and development (“R&D”) costs as a percent of revenue, which demonstrate investment in technology and product development. The measures listed above are not a comprehensive list of all factors considered by us in assessing our financial condition and operating performance, and we may consider other individual measures as required by trends and discrete events arising in a specific period.

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

EGM

	Three Months Ended September 30,
	2014(1)	2013
	(dollars in millions, except ASP)
Revenues	$94.2	$71.3

New EGM units sold(2)	4,744	3,995
Average Selling Price (“ASP”)	$17,767	$16,307

(1)           Results for the three months ended September 30, 2014 include the Acquisition.

(2)           Includes 279 and -0- ETS seats sold during the three months ended September 30, 2014 and 2013, respectively.

Revenues increased in the three months ended September 30, 2014, when compared to 2013, due primarily to the Acquisition. Overall, there was an increase in unit sales in Australia coupled with an increase in ASP. The ASP increase was primarily due to the increase in Australia sales volume and an increase in sales of the new higher-priced Pro Wave premium cabinet.

EGM gross margin increased to 52% in the three months ended September 30, 2014, when compared to 50% in the three months ended September 30, 2013, due primarily to product mix and the increase in ASP.

Gaming Operations

	Three Months Ended September 30,
	2014(1)	2013
	(dollars in millions)
Revenues	$106.5	$101.9

End of period installed base:
Linked progressive systems	2,378	2,522
Rental and daily-fee games	15,496	14,533
Lottery systems (2)	12,591	11,907
Centrally determined systems	29,311	33,711

(1)         Results for the three months ended September 30, 2014 include the Acquisition.

(2)         Excludes 703 and 727 third-party ETS seats operating as of September 30, 2014 and 2013, respectively.

Revenues increased in the three months ended September 30, 2014, when compared to the three months ended September 30, 2013, due primarily to the Acquisition, as well as the significant investments we have made in our game development studios and game platform over the past few years, the continued placement of premium games, and an increase in wide-area progressive revenue (“WAP”).Gross margins were 68% and 70% for the three months ended September 30, 2014 and 2013, respectively. Gross margins in the three months ended September 30, 2014 were impacted by the inclusion of lower margin leased electronic table system (“ETS”) seats.

The installed base of centrally determined systems has declined primarily due to certain customers who have upgraded these systems to utilize some of our more sophisticated player tracking, bonus and marketing applications, which are included in systems maintenance revenues. In addition, the decline is also due to the loss of certain license fees in Mexico. The license fees are single-dollar-per-day units and make up a nominal amount of revenue.

Systems

	Three Months Ended September 30,
	2014 (1)		2013
	(dollars in millions)
Hardware	$24.1	33%	$23.1	30%
Software and services	27.0	36%	27.9	37%
Maintenance	23.2	31%	25.1	33%
	$74.3	100%	$76.1	100%

(1)           Results for the three months ended September 30, 2014 include the acquisition of Dragonplay.

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

The decrease in Systems revenues in the three months ended September 30, 2014, when compared to the three months ended September 30, 2013, was due primarily to a large system installation recognized in the prior period offset by the inclusion of revenues from the acquisition of Dragonplay of $4.5 million during the current period.

Gross margins were 72% and 75% for the three months ended September 30, 2014 and 2013, respectively. Gross margins in the three months ended September 30, 2014 were impacted by product mix, including an increase in hardware revenue which typically have higher variable costs than maintenance or software and services revenues.

Table Products

	Three Months Ended September 30,
	2014(1)	2013
	(dollars in millions, except ASP)
Revenues	$45.8	$—

Utility units sold	824	—
ASP	$16,967	$—

Proprietary Table Games (“PTGs”) units sold	8	—
ASP	$41,172	$—

End of period installed base:
Utility	9,324	—
PTGs	3,065	—
Table games progressive units, table side bets and add-ons	5,761	—

(1)         Results for the three months ended September 30, 2014 include the Acquisition.

Revenues increased during the three months ended September 30, 2014, when compared to the three months ended September 30, 2013, due entirely to the Acquisition which consisted primarily of revenues from PTG and Utility products, including automatic card shufflers, deck checkers and roulette chip sorters during the period. Utility revenues were $30.6 million and PTG revenues were $15.2 million for the three months ended September 30, 2014.

Revenues from the sale and lease of Table Products include $17.7 million and $28.1 million included in Gaming equipment and systems revenues and Product lease, operation and royalty revenues, respectively, for the three months ended September 30, 2014. Table Products gross margin includes $12.9 million and $24.8 million included in Gaming equipment and systems gross margin and Product lease, operation and royalty gross margin, respectively, for the three months ended September 30, 2014. Table Products gross margin during the three months ended September 30, 2014 was 82%.

Operating Expenses

	Three Months Ended September 30,
	2014(1)	% of Revenue	2013	% of Revenue
	(dollars in millions)
Selling, general and administrative	$93.2	29%	$72.4	29%

Research and development (“R&D”) costs	$34.4	11%	$29.5	12%

(1)         Results for the three months ended September 30, 2014 include the Acquisition beginning on November 25, 2013 and the acquisition of Dragonplay beginning on July 1, 2014 (collectively the “Acquisitions”).

The primary increases in SG&A expenses were in payroll and related expenses, primarily due to the Acquisitions, and bad debt expense, as well as in other costs related to the Acquisitions, and our pending Merger with Scientific Games. Total restructuring and acquisition-related costs during the three months ended September 30, 2014 and 2013 were approximately $2.6 million and $5.2 million, respectively (see Note 1 to the unaudited condensed consolidated financial statements, Description of Business and Summary of Significant Accounting Policies). Total costs related to the pending merger with Scientific Games were approximately $5.7 million during the three months ended September 30, 2014.

The increase in R&D costs was attributable to the Acquisitions and our continued focus on our technology assets, the expansion of technical resources, and the competitive landscape that requires continuous development of future generations of gaming products and systems. R&D decreased to 11% of total revenues, when compared to 12% in the same period last year.

Liquidity

Total cash and cash equivalents decreased $3.0 million in the three months ended September 30, 2014, when compared to an increase of $3.0 million in the same period last year.

Net cash provided by operating activities was $50.9 million and $54.6 million for the three months ended September 30, 2014 and 2013, respectively. Cash provided by operating activities in the current period was driven by changes in operating assets and liabilities including inventories, other current assets and other assets, accrued liabilities and jackpot liabilities, and deferred revenue and deferred cost of revenue. The decreases to net cash provided by operating activities were partially offset by changes in accounts and notes receivable during the current period.

Results of Operations

The summary financial results and operating statistics are as follows:

	Three Months Ended September 30,
	2014(2)	% Rev	2013	% Rev
	(dollars in millions)
Revenues:
EGM	$94.2	30%	$71.3	29%
Gaming Operations	106.5	33%	101.9	41%
Systems	74.3	23%	76.1	30%
Table Products	45.8	14%	—	—
Total revenues	$320.8	100%	$249.3	100%

Gross Margin(1):
EGM	$48.8	52%	$36.0	50%
Gaming Operations	72.0	68%	71.3	70%
Systems	53.3	72%	56.9	75%
Table Products	37.7	82%	—	—
Total gross margin	$211.8	66%	$164.2	66%

Selling, general and administrative(3)	$93.2	29%	$72.4	29%
Research and development costs	34.4	11%	29.5	12%
Depreciation and amortization	21.8	7%	5.3	2%
Operating income(3)	$62.4	19%	$57.0	23%

(1)                               Gross Margin excludes amortization related to intangible assets which are included in depreciation and amortization.

(2)                               Results for the three months ended September 30, 2014 include the Acquisition and the acquisition of Dragonplay.

(3)                               SG&A expenses and operating income for the three months ended September 30, 2014 was impacted by restructuring and acquisition-related costs of $2.6 million and costs related to the pending Merger of $5.7 million. SG&A and operating income for the three months ended September 30, 2013 was impacted by restructuring and acquisition-related costs of $5.2 million.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Total revenues increased $71.5 million to $320.8 million, or 29%, in the three months ended September 30, 2014, when compared to the same period last year, and was comprised of the following:

EGM Revenue. Revenue increased by $22.9 million, or 32%, to approximately $94.2 million primarily as a result of:

•                a 19% increase in new EGM units sold to 4,744 units in the three months ended September 30, 2014, when compared to 3,995 units in the same period last year, due primarily to an increase in units sold in Australia in the current period; and

•                a 9% increase in ASP to $17,767 in the three months ended September 30, 2014, when compared to $16,307 in the same period last year, due primarily to geographic mix, including an increase in units sold in Australia, and an increase in sales of the new higher-priced Pro Wave premium cabinet during the current period.

EGM Gross Margin. Gross margin increased to 52% in the three months ended September 30, 2014 from 50% in the same period last year, due primarily to product mix and the increase in ASP during the current period.

Gaming Operations Revenue. Revenue increased $4.6 million, or 5%, to approximately $106.5 million in the three months ended September 30, 2014, when compared to the same period last year, primarily as a result of the continued placements of premium games, an increase in WAP, and the inclusion of 2,242 leased ETS seats.

Gaming Operations Gross Margin. Gross margin decreased to 68% in the three months ended September 30, 2014 from 70% in the same period last year, due primarily to the inclusion of lower margin leased ETS seats.

Systems Revenue. Revenue decreased $1.8 million, or 2%, to approximately $74.3 million in the three months ended September 30, 2014, when compared to the same period last year, due primarily to a large system installation recognized in the prior period. Revenues from the acquisition of Dragonplay were $4.5 million during the three months ended September 30, 2014.

Systems Gross Margin. Gross margin decreased to 72% in the three months ended September 30, 2014 from 75%, in the same period last year, primarily as a result of a change in the mix of products sold in the comparative periods including an increase in hardware revenue which have higher variable costs than maintenance or software and services revenues.

Table Products Revenue. Revenue increased $45.8 million in three months ended September 30, 2014, when compared to same period last year, due to the Acquisition which consisted primarily of the sale and lease of new products including PTGs and other table utility products, including automatic card shufflers, deck checkers and roulette chip sorters during the period. Utility revenues were $30.6 million and PTG revenues were $15.2 million for the three months ended September 30, 2014.

Revenues from the sale and lease of Table Products include $17.7 million and $28.1 million included in Gaming equipment and systems revenues and Product lease, operation and royalty revenues, respectively, for the three months ended September 30, 2014. Table Products gross margin includes $12.9 million and $24.8 million included in Gaming equipment and systems gross margin and Product lease, operation and royalty gross margin, respectively, for the three months ended September 30, 2014.

Table Products Gross Margin. Gross margin was 82% in the three months ended September 30, 2014.

Selling, General and Administrative Expenses.  SG&A expenses increased $20.8 million, or 29%, in the three months ended September 30, 2014, when compared to the same period last year, due primarily to the acquisitions of SHFL and Dragonplay. The primary increases were for the ongoing variable and fixed costs related to restructuring and acquisition-related costs, and increases in payroll and related expenses associated with the Acquisitions, and bad debt expense.

Included in SG&A expenses in the three months ended September 30, 2014 and 2013 are restructuring and acquisition-related costs of $2.6 million and $5.2 million, respectively. See Note 1 to the unaudited condensed consolidated financial statements, Description of Business and Summary of Significant Accounting Principles—Restructuring and acquisition-related costs. Total Merger-related costs were approximately $5.7 million during the three months ended September 30, 2014.

Research and Development Costs.  R&D costs increased $4.9 million, or 17%, in the three months ended September 30, 2014, when compared to the same period last year, due primarily to the Acquisitions and our continued focus on our technology assets, the expansion of technical resources, and the competitive landscape that requires continuous development of future generations of gaming products and systems. R&D decreased to 11% of total revenues, when compared to 12% in the same period last year.

Depreciation and Amortization Expense.  Depreciation and amortization expense increased by $16.5 million in the three months ended September 30, 2014, when compared to the same period last year, due primarily to amortization expense of $15.8 million related to intangible assets associated with the Acquisitions.

Other Income (Expense), Income Tax Expense and Net Income Attributable to Noncontrolling Interests

Other income (expense), income tax expense and net income attributable to noncontrolling interests was as follows:

	Three Months Ended September 30,
	2014	2013
	(in millions)
Other income (expense)
Interest income	$1.6	$2.5
Interest expense	(18.3)	(4.4)
Other, net	(0.4)	(0.9)
Total other expense	$(17.1)	$(2.8)
Income tax expense	(16.2)	(16.2)
Net income attributable to noncontrolling interests	0.2	0.2

Other Income (Expense). Total other expense increased $14.3 million in the three months ended September 30, 2014, when compared to the same period last year, due primarily to increases in interest expense during the period. Interest expense increased $13.9 million in the three months ended September 30, 2014, when compared to the same period last year, due to the increase in long-term debt during the period associated with the Acquisitions (see Note 6 to the unaudited condensed consolidated financial statements, Long-Term Debt). Interest income decreased during the three months ended September 30, 2014, when compared to the same period last year, due primarily to interest related to an IRS refund in the prior year (see Note 9 to the unaudited condensed consolidated financial statements, Income Taxes). Losses on foreign currency translation were $0.4 million in the three months ended September 30, 2014, when compared to losses of $1.0 million in the same period last year.

Income Tax Expense. Income tax expense was $16.2 million in both the three months ended September 30, 2014 and 2013. The effective income tax rate for the three months ended September 30, 2014 and 2013 was 35.9% and 29.9%, respectively. The increase in the effective income tax rate for the three months ended September 30, 2014, when compared to the same period last year, was primarily attributable to the IRS settlement in the three months ended September 30, 2013 (see Note 9 to the unaudited condensed consolidated financial statements, Income Taxes).

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests was $0.2 million in both the three months ended September 30, 2014 and 2013.

Financial Condition and Liquidity

Working Capital

	September 30,	June 30,	Increase (decrease)
	2014	2014	Amount	%
	(in 000s)
Cash and cash equivalents	$74,417	$77,439	$(3,022)	(4)%

Total long-term debt, including current maturities	$1,881,070	$1,925,418	$(44,348)	(2)%

Total current assets	$582,878	$593,434	$(10,556)	(2)%
Total current liabilities	231,434	251,567	(20,133)	(8)%
Net working capital	$351,444	$341,867	$9,577	3%

Our net working capital increased 3% in September 30, 2014, when compared to June 30, 2014. Net decreases in total current assets, including decreases in accounts and notes receivable and increases in other current assets, were offset by net decreases in total current liabilities, including decreases in accrued and other liabilities during the same period.

Pursuant to various state gaming regulations, certain cash accounts are maintained to ensure availability of funds to pay wide-area progressive jackpot awards in installments rather than in one lump-sum. At September 30, 2014 and June 30, 2014, these accounts had an aggregate value of approximately $14.1 million and $17.2 million, respectively, which are classified as restricted cash in our unaudited condensed consolidated balance sheets. In addition, we purchase U.S. Treasury Strip Securities for the benefit of jackpot winners who elect to receive winnings in annual or weekly installment payments. These securities are included in restricted long-term investments in the accompanying unaudited condensed consolidated balance sheets, and totaled $19.2 million and $16.8 million as of September 30, 2014 and June 30, 2014, respectively. In addition to the U.S. Treasury Strip Securities for the benefit of jackpot winners, restricted long-term investments at June 30, 2014 also included $77.2 million of funds in escrow for the Company’s purchase of Dragonplay which was used on July 1, 2014 for the acquisition.

On September 30, 2014 and June 30, 2014, the amount of cash and investments held by foreign subsidiaries was $47.2 million and $59.0 million, respectively. If these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes to repatriate these funds.

Total current and long-term accounts and notes receivable decreased $31.0 million during the three months ended September 30, 2014, when compared to June 30, 2014. As of September 30, 2014 and June 30, 2014, our DSO’s were at 93 and 95 days, respectively.

On April 19, 2013, we amended and restated our existing credit agreement (the “Amended and Restated Credit Agreement”) that provides for a five-year $1.07 billion Secured Credit Facility comprised of a $370 million Term Loan A and a $700 million Revolving Credit Facility, including a $50 million sublimit for the issuance of standby letters of credit, a $10 million sublimit for swingline loans and a $150 million sublimit for multicurrency borrowings approved under the Secured Credit Facility.

On November 25, 2013, we completed the Acquisition and entered into a Term Loan B with an aggregate principal amount of $1.1 billion. We capitalized debt issuance costs of $22.5 million associated with the Term Loan B, of which $10.5 million were recorded as a discount to long-term debt.

On May 27, 2014, we entered into an incremental joinder agreement and Amendment No. 2 (the “Second Amendment”) to our Amended and Restated Credit Agreement. The Second Amendment increased the borrowing capacity of the Revolving Credit Facility by $370 million, extended the maturity date of Term Loan A and Revolving Credit Facility to May 2019, and revised the leverage-based pricing grid. As a result of the Second Amendment, we wrote-off net debt issuance costs of $0.2 million.

In May 2014, we made a payment of $270 million on the Term Loan B. As a result of the payment, we wrote-off related net debt issuance costs of $4.7 million and discount to long-term debt of $2.4 million.

Term Loan A requires quarterly principal payments of $7.5 million from June 2014 through March 2016; and $5.0 million from June 2016 until the Term Loan A’s maturity in May 2019, when the remaining outstanding principal balance of $227.5 million is due.

Term Loan B requires quarterly principal payments equal to $2.1 million until its maturity in November 2020, when the remaining outstanding principal balance of $770.6 million is due.

As of September 30, 2014 and June 30, 2014, the interest rate on the Revolving Credit Facility was 2.15%, the interest rate on the Term Loan A was 3.51% and 3.65%, respectively, and the interest rate on the Term Loan B was 4.25%, after giving effect to the floating-to-fixed interest rate swaps.

As of September 30, 2014 and June 30, 2014, there was approximately $335 million and $300 million, respectively, of undrawn availability under the Revolving Credit Facility. Availability under the Revolving Credit Facility is reduced to the extent of outstanding letters of credit.

Management believes that cash flows from current operating activities will provide us with sufficient capital resources and liquidity to operate our business for at least the next 12 months.

At September 30, 2014, we had no material commitments for capital expenditures.

Cash Flow Summary

Our primary sources of liquidity include existing cash and cash equivalents, cash flows from all operating activities and the availability of funds under our Revolving Credit Facility. We utilize our cash to acquire materials for the manufacture of goods for resale, to pay long-term debt, payroll, interest, taxes and SG&A expenses and to fund R&D activities.

Cash flows provided by operating activities were $50.9 million in the three months ended September 30, 2014 as compared to $54.6 million in the same period last year, a $3.7 million decrease. The decrease in net cash provided by operating activities in the three months ended September 30, 2014 was driven by changes in operating assets and liabilities including inventories, other current assets and other assets, accrued liabilities and jackpot liabilities, and deferred revenue and deferred cost of revenue. The decreases to net cash provided by operating activities were partially offset by changes in accounts and notes receivable during the current period.

Cash utilized for investing activities is primarily for capital expenditures related to office and gaming equipment and improvements in leaseholds, financing arrangements with customers, and investments in technology and other long-term assets. During the three months ended September 30, 2014, we completed the acquisition of Dragonplay for total initial consideration of $51.3 million (see Note 2 to the unaudited condensed consolidated financial statements, Business Combinations), net of cash acquired of $34.9 million, purchased long-term assets of $3.2 million, provided development financing to customers of $5.0 million, and utilized $77.2 million in escrow for the acquisition of Dragonplay which was included in restricted cash. During the three months ended September 30, 2014 and 2013, we made capital expenditures of $5.9 million and $5.2 million, respectively, and we received payments from development financing notes receivable of $1.5 million and $1.4 million, respectively.

Cash utilized for financing activities is primarily for the payment of principal on our debt, the payment of debt issuance costs, and the repurchase of shares of our common stock. During the three months ended September 30, 2014, we made payments on our long-term debt of $49.6 million and repurchased $27.5 million of our common stock (including restricted stock forfeitures to satisfy tax withholding). During the three months ended September 30, 2013, we made payments on our long-term debt of $50.7 million and paid $1.4 million in debt issuance costs.

Cash provided by financing activities is primarily from proceeds from the exercise of stock options and purchases of stock under our 2008 Employee Stock Purchase Plan (the “2008 ESPP”), borrowings under our Revolving Credit Facility or long-term debt, and excess tax benefits of stock option exercises. During the three months ended September 30, 2014 and 2013, we received proceeds of $4.1 million and $5.6 million, respectively, from the exercise of employee stock options or from participation in the 2008 ESPP. In addition, during the three months ended September 30, 2014, we received proceeds from our Revolving Credit Facility of $5.0 million.

Critical Accounting Policies

A description of our critical accounting policies can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2014 Form 10-K. There were no material changes to those policies during the three months ended September 30, 2014.

Other Recently Issued Accounting Pronouncements

For a description of other recently issued accounting pronouncements, see Note 1 to the unaudited condensed consolidated financial statements, Description of Business and Summary of Significant Accounting Policies.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of September 30, 2014, we had total debt outstanding of approximately $1.881 billion which consisted primarily of $1.146 billion in term loans and $735 million of borrowing under our Revolving Credit Facility.

We have reduced our exposure to market interest rate risk because the variable interest rate on the majority of Term Loan A was effectively converted to a fixed rate as a result of the floating-to-fixed interest rate swaps entered into in June 2011, and discussed in Note 6 to the unaudited condensed consolidated financial statements, Long-Term Debt. As of September 30, 2014, the interest rate on the Revolving Credit Facility was 2.15%, the interest rate on our Term Loan A was approximately 3.51% and the interest rate on our Term Loan B was 4.25%, after giving effect to our interest rate swap(s), if applicable. We estimate a hypothetical decline of 100 bps in applicable interest rates would have an immaterial impact on our business because we continue to manage this exposure with derivative financial instruments.

Foreign Currency Exchange Rate Risk

Certain of our foreign subsidiaries use their local currency as their functional currency and are exposed to risks resulting from fluctuations in foreign currency exchange rates. During the three months ended September 30, 2014 and 2013, we recognized foreign currency exchange rate losses of approximately $0.4 million and $1.0 million, respectively. We estimate that a hypothetical 10% strengthening (or weakening) of the U.S. dollar for fiscal 2015 would have an immaterial impact on our business because we manage this exposure with derivative financial instruments.

In addition, the net assets of these subsidiaries are exposed to foreign currency translation gains and losses which are included as a component of accumulated other comprehensive income in stockholders’ equity in our unaudited condensed consolidated balance sheets. Such translation resulted in unrealized loss of $30.0 million as of September 30, 2014 due primarily to our significant foreign assets from our recent Acquisitions.

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

Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.

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

Changes in Internal Control Over Financial Reporting during the Quarter Ended September 30, 2014

Although we update our internal controls as necessary to accommodate any modifications to our business processes and accounting procedures as part of our normal operations, there were no changes in our internal control over financial reporting that occurred in the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 10 to the unaudited condensed consolidated financial statements, Commitments and Contingencies, which is incorporated by reference in response to this item.

ITEM 1A.	RISK FACTORS

The Company is subject to risks and uncertainties that could cause our actual results to differ materially from the expectations expressed in the forward looking statements. Factors that could cause our actual results to differ from expectations are described under “Item 1A. Risk Factors” in the 2014 Form 10-K, to which there were no material changes during the period covered by this Quarterly Report on Form 10-Q.

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

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
				$102,553,558
July 1 — July 31, 2014	386,726	$61.06	386,726	$78,941,476
August 1 — August 31, 2014	—	$—	—	$78,941,476
September 1 — September 30, 2014	—	$—	—	$78,941,476
Total	386,726	$61.06	386,726

ITEM 6.	EXHIBITS

Exhibits	Description

31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BALLY TECHNOLOGIES, INC.		Date: October 31, 2014

By	/s/Richard Haddrill
Richard Haddrill
Chief Executive Officer
(Principal Executive Officer)

By	/s/Neil P. Davidson
Neil P. Davidson
Senior Vice President, Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)